Form 10-Q
period 2021-06-30
HealthCor Catalio Acquisition Corp.
filed 2021-08-19
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39935

HEALTHCOR CATALIO ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1569027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

New York

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

As of August 18, 2021, there were 21,314,000 Class A ordinary shares, par value $0.0001 per share, and 5,175,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

HEALTHCOR CATALIO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

June 30, 2021HEALTHCOR CATALIO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$747,912	$—
Prepaid expenses	491,297	—
Total Current Assets	1,239,209	—

Deferred offering costs	—	304,412
Marketable securities held in Trust Account	207,011,833	—
TOTAL ASSETS	$208,251,042	$304,412

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,350,095	$—
Accrued offering costs	7,515	246,037
Promissory note – related party	—	38,375
Total Current Liabilities	1,357,610	284,412

Deferred underwriting fee payable	7,245,000	—
TOTAL LIABILITIES	8,602,610	284,412

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 19,463,730 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	194,648,426	—

Shareholder’s Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,850,270 and no shares issued and outstanding (excluding 19,463,730 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	185	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,175,000 shares issued and outstanding, at June 30, 2021 and December 31, 2020, respectively	518	518
Additional paid-in capital	6,586,963	24,482
Accumulated deficit	(1,587,660)	(5,000)
Total Shareholder’s Equity	5,000,006	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$208,251,042	$304,412

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHCOR CATALIO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2020
Operating and formation costs	$1,441,293	$1,594,493
Loss from operations	(1,441,293)	(1,594,493)

Other income:
Interest earned on marketable securities held in Trust Account	7,399	11,833

Loss before income taxes	(1,433,894)	(1,582,660)
Benefit (provision) for income taxes	—	—
Net loss	$(1,433,894)	$(1,582,660)

Basic and diluted weighted average shares outstanding, Class A Ordinary shares subject to possible redemption	19,607,812	19,613,951
Basic and diluted net loss per share, Class A Ordinary shares subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	6,881,188	6,494,516
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.21)	$(0.25)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHCOR CATALIO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	—	$—	5,175,000	$518	$24,482	$(5,000)	$20,000

Sale of 20,700,000 Units, net of underwriting discounts and offering expenses	20,700,000	2,070	—	—	195,069,022	—	195,071,092

Sale of 614,000 Private Placement Units	614,000	61	—	—	6,139,939	—	6,140,000

Ordinary shares subject to redemption	(19,607,812)	(1,961)	—	—	(196,080,362)	—	(196,082,323)

Net loss	—	—	—	—	—	(148,766)	(148,766)

Balance — March 31, 2021	1,706,188	$170	5,175,000	$518	$5,153,081	$(153,766)	$5,000,003

Change in value of Class A ordinary shares subject to redemption	144,082	15	—	—	1,433,882	—	1,433,897

Net loss	—	—	—	—	—	(1,433,894)	(1,433,894)

Balance – June 30, 2021	1,850,270	185	5,175,000	518	6,586,963	(1,587,660)	5,000,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHCOR CATALIO ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,582,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(11,833)
Changes in operating assets and liabilities:
Prepaid expenses	(491,297)
Accrued expenses	1,350,095
Net cash used in operating activities	(735,695)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(207,000,000)
Net cash used in investing activities	(207,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	202,860,000
Proceeds from sale of Private Placement Units	6,140,000
Proceeds from convertible promissory note – related party	32,759
Repayment of promissory note – related party	(71,134)
Payment of offering costs	(478,018)
Net cash provided by financing activities	208,483,607

Net Change in Cash	747,912
Cash – Beginning of period	—
Cash – End of period	$747,912

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$7,515
Initial classification of ordinary shares subject to possible redemption	$196,231,090
Change in value of ordinary shares subject to possible redemption	$(1,582,664)
Deferred underwriting fee payable	$7,245,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

HealthCor Catalio Acquisition Corp. (“HealthCor” or the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 18, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021  relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 614,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to HC Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,140,000, which is described in Note 4.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

JUNE 30, 2021

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

Liquidity and Capital Resources

As of June 30, 2021, the Company held $747,912 in cash outside of the Trust Account and had a working capital deficit of approximately $118,000. The deficit was primarily due to legal accruals of $1.3 million of which approximately $855,000 are contingent upon and will be paid through the consummation of the initial business combination along with other contingent deal costs. On August 18, 2021, the Sponsor agreed to provide loans of up to an aggregate $300,000 to the Company through August 18, 2022 if funds are needed by the Company upon request. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. The Sponsor understands that if the Company does not consummate a business combination (as described in the Company’s prospectus, dated January 26, 2021), all amounts loaned to the Company hereunder will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Company's initial public offering.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an initial business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, performing due diligence on prospective target businesses, and structuring, negotiating and consummating the initial business combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 29th, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Class A Ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$6,957	$11,127
Unrealized gain on marketable securities held in Trust Account	—	—
Net Income allocable to shares subject to redemption	$6,957	$11,127
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	19,607,812	19,613,951
Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(1,433,894)	$(1,582,660)
Less: Net income allocable to Ordinary shares subject to possible redemption	6,957	11,127
Non-Redeemable Net Loss	$(1,440,851)	$(1,593,787)
Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding	6,881,188	6,494,516
Basic and diluted net loss per share	$(0.21)	$(0.25)

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

JUNE 30, 2021

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

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Promissory Note — Related Party

On November 23, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (i) the consummation of the Initial Public Offering. As of December 31, 2020, there was $38,375 in borrowings outstanding under the Promissory Note. The balance of the Promissory Note was repaid in February 2021.

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

JUNE 30, 2021

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per share, or $7,245,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there was 1,850,270 and no shares, respectively, of Class A ordinary issued and outstanding, excluding 19,463,730 and no shares, respectively, of Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 5,175,000 shares of Class B ordinary shares issued and outstanding, respectively.

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

JUNE 30, 2021

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

At June 30, 2021, assets held in the Trust Account were comprised of $207,011,833 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,
	Level	2021
Assets:
Cash and marketable securities held in Trust Account	1	$207,011,833

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 9.  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued.

On July 7, 2021, the Company entered into a business combination agreement with Optimus Merger Sub I, Inc., a wholly owned subsidiary of HealthCor (“Merger Sub I”), Optimus Merger Sub II, Inc., a wholly owned subsidiary of HealthCor (“Merger Sub II”), Hyperfine, Inc. (“Hyperfine”) and Liminal Sciences, Inc. (“Liminal”) (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the transactions contemplated thereby (collectively, the “Business Combination”) were unanimously approved by the boards of directors of each of HealthCor, Hyperfine and Liminal on July 7, 2021. Pursuant to the Business Combination Agreement and subject to the terms and conditions set forth therein, HealthCor will domesticate as a Delaware corporation (the “Domestication”) and will be renamed Hyperfine, Inc. (referred to herein as “New Hyperfine”), Merger Sub I will merge with and into Hyperfine (the “Hyperfine Merger”), with Hyperfine surviving the Hyperfine Merger as a wholly owned subsidiary of New Hyperfine, and Merger Sub II will merge with and into Liminal (the “Liminal Merger” and, together with the Hyperfine Merger, the “Mergers”), with Liminal surviving the Liminal Merger as a wholly owned subsidiary of New Hyperfine.

The Business Combination Agreement provides that, among other things, prior to the effective time of the Mergers (the “Effective Time”) and in connection with the Domestication, (i) the Class A ordinary shares of HealthCor, issued and outstanding immediately prior to the Domestication will convert into an equal number of shares of Class A common stock of New Hyperfine (the “New Hyperfine Class A common stock”) and (ii) the Class B ordinary shares of HealthCor (the “Class B ordinary shares”), issued and outstanding immediately prior to the Domestication will convert into an equal number of shares of Class B common stock of New Hyperfine (the “New Hyperfine Class B common stock”). Immediately following the Domestication, the shares of New Hyperfine Class B common stock will convert into shares of New Hyperfine Class A common stock (the “Conversion”). New Hyperfine Class A common stock will carry one vote per share and, following the Conversion, New Hyperfine Class B common stock will carry 20 votes per share. The New Hyperfine Class B common stock will have the same economic terms as the New Hyperfine Class A common stock, but will be subject to a “sunset” provision if Dr. Jonathan M. Rothberg, the founder and Executive Vice Chairman of Hyperfine and founder and Executive Chairman of Liminal (“Dr. Rothberg”), and other permitted holders of New Hyperfine Class B common stock collectively cease to beneficially own at least twenty percent (20%) of the number of shares of New Hyperfine Class B common stock (as such number of shares is equitably adjusted in respect of any reclassification, stock dividend, subdivision, combination or recapitalization of the New Hyperfine Class B common stock) collectively held by Dr. Rothberg and permitted transferees of New Hyperfine Class B common stock as of the Effective Time.

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

As a consequence of the Mergers, at the Effective Time, (i) (a) each share of Hyperfine capital stock (other than shares of Hyperfine Series A preferred stock) issued and outstanding as of immediately prior to the Effective Time will be automatically cancelled and extinguished and converted into the right to receive the number of shares of New Hyperfine Class A common stock equal to the Hyperfine Exchange Ratio (as defined in the Business Combination Agreement); and (b) each share of Liminal capital stock (other than shares of Liminal Series A-1 preferred stock) issued and outstanding as of immediately prior to the Effective Time will be automatically cancelled and extinguished and converted into the right to receive the number of shares of New Hyperfine Class A common stock equal to the Liminal Exchange Ratio (as defined in the Business Combination Agreement); and (ii) (a) each share of Hyperfine Series A preferred stock issued and outstanding as of immediately prior to the Effective Time will be automatically cancelled and extinguished and converted into the right to receive the number of shares of New Hyperfine Class B common stock equal to the Hyperfine Exchange Ratio and (b) each share of Liminal Series A-1 preferred stock issued and outstanding as of immediately prior to the Effective Time will be automatically cancelled and extinguished and converted into the right to receive the number of shares of New Hyperfine Class B common stock equal to the Liminal Exchange Ratio; (iii) each option to purchase shares of Hyperfine or Liminal common stock, whether vested or unvested, that is outstanding and unexercised as of immediately prior to the Effective Time will be assumed by New Hyperfine and will automatically become an option (vested or unvested, as applicable) to purchase a number of shares of New Hyperfine Class A common stock equal to the number of shares of Hyperfine or Liminal common stock subject to such option immediately prior to the Effective Time multiplied by the Hyperfine Exchange Ratio or the Liminal Exchange Ratio, as applicable, and rounded down to the nearest whole number of shares, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Effective Time divided by the Hyperfine Exchange Ratio or the Liminal Exchange Ratio, as applicable, and rounded up to the nearest whole cent; and (iv) each Hyperfine and Liminal restricted stock unit outstanding immediately prior to the Effective Time will be assumed by New Hyperfine and will automatically become a restricted stock unit with respect to a number of shares of New Hyperfine Class A common stock, rounded down to the nearest whole share, equal to the number of shares of Hyperfine or Liminal common stock subject to such Hyperfine or Liminal restricted stock unit immediately prior to the Effective Time multiplied by Hyperfine Exchange Ratio or Liminal Exchange Ratio, as applicable. The aggregate number of shares of New Hyperfine capital stock a holder of Hyperfine or Liminal capital stock is entitled to receive as a result of the events described in clauses (i) and (ii) of the preceding sentence will be rounded down to the nearest whole number of shares.

In addition to the consideration to be paid at the closing of the Business Combination, holders of Hyperfine or Liminal common stock (on a fully-diluted and as-converted to common stock basis) will be entitled to receive 10,000,000 shares of New Hyperfine Class A common stock (valued at $10.00 per share) if the closing price of shares of New Hyperfine Class A common stock is equal to or greater than $15.00 for a period of at least 20 days out of 30 consecutive trading days during the period between the Closing Date and the third anniversary of the Closing Date.

Concurrently with the execution of the Business Combination Agreement, HealthCor has entered into the subscription agreements, dated as of July 7, 2021 (the “Subscription Agreements”), with certain institutional and accredited investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and HealthCor has agreed to issue and sell to the PIPE Investors, immediately prior to the Closing, an aggregate of 12,610,000 shares of New Hyperfine Class A common stock at a price of $10.00 per share (the “PIPE Financing”), for aggregate gross proceeds of $126.1 million. The shares of New Hyperfine Class A common stock to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. Under the Subscription Agreements, HealthCor has agreed that the PIPE Investors will have certain registration rights in connection with the PIPE Financing. The PIPE Financing is contingent upon, among other things, the substantially concurrent closing of the Business Combination.

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Concurrently with the execution of the Business Combination Agreement, HC Sponsor LLC (the “Sponsor”), Joseph Healey, Michael Weinstein, Christopher Wolfgang, Taylor Harris, HealthCor, Hyperfine and Liminal entered into a sponsor letter agreement, dated as of July 7, 2021 (the “Sponsor Letter Agreement”), pursuant to which the Sponsor and each other holder of HealthCor Class B ordinary shares has agreed to, among other things, (i) vote in favor of the transaction proposals (including the proposal to approve the Business Combination Agreement and the related transactions contemplated therein) at the Special Meeting, (ii) be bound by and subject to certain other covenants and agreements of the Business Combination Agreement, as if they were directly party thereto, (iii) waive any adjustment to the conversion ratio set forth in the governing documents of HealthCor or any other anti-dilution or similar protection with respect to the HealthCor Class B ordinary shares (whether resulting from the transactions contemplated by the Business Combination Agreement, the Subscription Agreements or otherwise), (iv) not redeem or otherwise exercise any right to redeem any of his, her or its HealthCor equity securities; and (v) be bound by certain transfer restrictions with respect to his, her or its HealthCor equity securities prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

On July 8, 2021, Dr. Jonathan M. Rothberg and certain stockholders of Hyperfine and Liminal affiliated with Dr. Rothberg (collectively, the “supporting Hyperfine stockholders”) entered into a Transaction Support Agreement (the “Transaction Support Agreement”), with HealthCor Catalio Acquisition Corp. Under the Transaction Support Agreement, each supporting Hyperfine stockholder agreed, among other things, to (i) execute and deliver to Hyperfine, Liminal and HealthCor, as promptly as reasonably practicable (and in any event within two business days) following the time at which the Registration Statement on Form S-4 (the “Registration Statement”) filed in connection with the Business Combination Agreement, dated as of July 7, 2021, by and among HealthCor, Optimus Merger Sub I, Inc., Optimus Merger Sub II, Inc., Hyperfine and Liminal and the transactions contemplated thereby is declared effective under the Securities Act of 1933, as amended (the “Securities Act”), written consents of the Hyperfine stockholders and the Liminal stockholders, respectively, sufficient to approve the Business Combination Agreement, the related documents and the transactions contemplated thereby (including the Business Combination) and (ii) be bound by certain other covenants and agreements related to the Business Combination. The shares of Hyperfine and Liminal capital stock that are owned by the supporting Hyperfine stockholders and subject to the Transaction Support Agreement represent over 74% of the aggregate outstanding voting power of Hyperfine common stock and preferred stock (on an as-converted basis) and over 95% of the aggregate outstanding voting power of Liminal common stock and preferred stock (on an as-converted basis). In addition, the Transaction Support Agreement prohibits the supporting Hyperfine stockholders from engaging in activities that have the effect of soliciting a competing acquisition proposal.

On August 18, 2021, the Sponsor agreed to provide loans of up to an aggregate of $300,000 to the Company through August 18, 2022 if funds are needed by the Company upon request. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. The Sponsor understands that if the Company does not consummate a business combination (as described in the Company’s prospectus, dated January 26, 2021), all amounts loaned to the Company hereunder will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Company’s initial public offering.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on November 18, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our capital shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2021, we had net loss of $1,433,894, which consists of $1,441,293 of operating costs offset by $7,399 of interest earned on our marketable securities held in the Trust Account. Operating costs consist of $1,310,245 of legal expenses to support business combination and ongoing operating efforts.

For the six months ended June 30, 2021, we had net loss of $1,582,660, which consists of $1,594,493 of operating costs offset by $11,833 of interest earned on our marketable securities held in the Trust Account. Operating costs consist of $1,367,383 of legal expenses to support business combination and ongoing operating efforts.

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

For the six months ended June 30, 2021, net cash used in operating activities was $735,695. Net loss of $1,582,660 was affected by non-cash dividend income of $11,833 and changes in operating assets and liabilities used $858,798 of cash from operating activities.

At June 30, 2021, we held cash in the Trust Account in the amount of $207,011,833. We are using substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, the Company held $747,912 in cash outside of the Trust Account and had a working capital deficit of approximately $118,000. The deficit was primarily due to legal accruals of $1.3 million of which approximately $855,000 are contingent upon and will be paid through the consummation of the initial business combination along with other contingent deal costs. On August 18, 2021, the Sponsor agreed to provide loans of up to an aggregate $300,000 to the Company through August 18, 2022 if funds are needed by the Company upon request. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. The Sponsor understands that if the Company does not consummate a business combination (as described in the Company’s prospectus, dated January 26, 2021), all amounts loaned to the Company hereunder will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Company’s initial public offering.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an initial business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, performing due diligence on prospective target businesses, and structuring, negotiating and consummating the initial business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2021 our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

HEALTHCOR CATALIO ACQUISITION CORP.

Date: August 18, 2021	By:	/s/ Arthur Cohen
	Name:	Arthur Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2021	By:	/s/ Christine Clarke
	Name:	Christine Clarke
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)