Form 10-Q
period 2021-09-30
HealthCor Catalio Acquisition Corp.
filed 2021-11-18
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 18, 2021, there were 21,314,000 Class A ordinary shares, par value $0.0001 per share, and 5,175,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

HEALTHCOR CATALIO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

September 30, 2021HEALTHCOR CATALIO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$525,404	$—
Prepaid expenses	402,195	—
Total Current Assets	927,599	—

Deferred offering costs	—	304,412
Marketable securities held in Trust Account	207,014,497	—
TOTAL ASSETS	$207,942,096	$304,412

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,938,902	$—
Accrued offering costs	7,515	246,037
Promissory note – related party	—	38,375
Total Current Liabilities	1,946,417	284,412

Deferred underwriting fee payable	7,245,000	—
TOTAL LIABILITIES	9,191,417	284,412

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 20,700,000 and no shares at redemption value of $10.00 as of September 30, 2021 and December 31, 2020, respectively	207,000,000	—

Shareholders' (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 614,000 and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, (excluding 20,700,000 shares subject to possible redemption at September 30, 2021 and no shares at December 31, 2020) respectively	61	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,175,000 shares issued and outstanding, at September 30, 2021 and December 31, 2020	518	518
Additional paid-in capital	—	24,482
Accumulated deficit	(8,249,900)	(5,000)
Total Shareholders' (Deficit) Equity	(8,249,321)	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$207,942,096	$304,412

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHCOR CATALIO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Operating and formation costs	$900,417	$2,494,910
Loss from operations	(900,417)	(2,494,910)

Other income:
Interest earned on marketable securities held in Trust Account	2,664	14,497
Total other income	2,664	14,497

Net loss	$(897,753)	$(2,480,413)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	20,700,000	18,501,099
Basic and diluted net (loss) per share, Class A ordinary shares subject to possible redemption	$(0.03)	$(0.10)

Weighted average shares outstanding of Class A ordinary shares not subject to possible redemption	614,000	548,777
Basic and diluted net (loss) per share, Class A ordinary shares not subject to possible redemption	$(0.03)	$(0.10)

Weighted average shares outstanding of Class B ordinary shares not subject to possible redemption	5,175,000	5,103,297
Basic and diluted net (loss) per share, Class B ordinary shares not subject to possible redemption	$(0.03)	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHCOR CATALIO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(RESTATED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary share		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	5,175,000	$518	$24,482	$(5,000)	$20,000

Sale of 614,000 Private Placement Shares, Net	614,000	61	—	—	6,139,939	—	6,140,000

Remeasurement adjustment for Class A ordinary shares subject to redemption amount	—	—	—	—	(6,164,421)	(5,764,487)	(11,928,908)

Net loss	—	—	—	—	—	(148,766)	(148,766)
Balance — March 31, 2021 (1)	614,000	$61	5,175,000	$518	$—	$(5,918,253)	$(5,917,674)

Net loss	—	—	—	—	—	(1,433,894)	(1,433,894)
Balance — June 30, 2021 (1)	614,000	$61	5,175,000	$518	$—	$(7,352,147)	$(7,351,568)

Net loss	—	—	—	—	—	(897,753)	(897,753)
Balance — September 30, 2021	614,000	$61	5,175,000	$518	$—	$(8,249,900)	$(8,249,321)
(1)	As restated for Class A ordinary shares subject to redemption (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHCOR CATALIO ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,480,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(14,497)
Changes in operating assets and liabilities:
Prepaid expenses	(402,195)
Accrued expenses	1,938,902
Net cash used in operating activities	(958,203)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(207,000,000)
Net cash used in investing activities	(207,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	202,860,000
Proceeds from sale of Private Placement Shares	6,140,000
Proceeds from convertible promissory note – related party	32,759
Repayment of promissory note – related party, net of related offering costs	(12,760)
Repayment of promissory note – related party, related to offering costs	(58,374)
Payment of offering costs	(478,018)
Net cash provided by financing activities	208,483,607

Net Change in Cash	525,404
Cash – Beginning of period	—
Cash – End of period	$525,404

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$7,515
Remeasurement adjustment to redemption value	$11,928,908
Deferred underwriting fee payable	$7,245,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021  relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and costs associated with identifying a target for a Business Combination, which is described in Note 7. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on January 26, 2021. On January 29, 2021, the Company consummated the Initial Public Offering of 20,700,000 Class A ordinary shares (the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,700,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $207,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 614,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to HC Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,140,000, which is described in Note 5.

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

The Company’s management has broad discretion with respect to money held outside the Trust Account. The amount held in the Trust Account can only be applied toward completing a business combination or redemption as part of the liquidation. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company will not be permitted to withdraw any of the principal or interest held in the trust account, except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its income taxes, if any, until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the public shares if the Company has not consummated an initial business combination within January 29, 2023, subject to applicable law, and (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of its obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the Company’s initial business combination or to redeem 100% of the public shares if the Company does not complete its initial business combination within January 29, 2023 or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares or pre-initial business combination activity.

The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), its Private Placement Shares (as defined in Note 6), and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. Any permitted transferees would be subject to the same restrictions and other agreements of the Sponsor and management team with respect to any Founder Shares or Private Placement Shares.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquired Public Shares in or will acquire after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).

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

SEPTEMBER 30, 2021

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

Liquidity and Capital Resources

As of September 30, 2021, the Company held $525,404 in cash outside of the Trust Account and had a working capital deficit of $1,018,818. The deficit was primarily due to legal accruals of $1.9 million of which approximately $1,415,000 are contingent upon and will be paid through the consummation of the initial business combination along with other contingent deal costs. On November 13, 2021, the Sponsor agreed to provide loans of up to an aggregate $1,000,000 to the Company through November 13, 2022 if funds are needed by the Company upon request. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. The Sponsor understands that if the Company does not consummate a business combination (as described in the Company’s prospectus, dated January 26, 2021), all amounts loaned to the Company hereunder will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Company’s initial public offering.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In light of the recent comment letter issued by the Securities & Exchange Commission (“SEC”), management re-evaluated the Company's application of ASC 480-10-99 to its accounting classification of public shares. In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified a portion of its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption regardless if the result is less than $5,000,001 in net tangible assets. . In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Missatements in Current Year Financial Statements”, management has concluded the classification error related to temporary equity and permanent equity was material to the historical financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated. This resulted in a restatement to temporary equity with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of January 29, 2021 (Unaudited)	Reported	Adjustment	Restated
Class A ordinary shares subject to possible redemption	$196,231,090	$10,768,910	$207,000,000
Class A ordinary shares	$169	$(108)	$61
Additional paid-in capital	$5,004,316	$(5,004,316)	$—
Accumulated deficit	$(5,000)	$(5,764,486)	$(5,769,486)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(10,768,910)	$(5,768,907)

Balance Sheet as of March 31, 2021 (Unaudited)
Class A ordinary shares subject to possible redemption	$196,082,323	$10,917,677	$207,000,000
Class A ordinary shares	$170	$(109)	$61
Additional paid-in capital	$5,153,081	$(5,153,081)	$—
Accumulated deficit	$(153,766)	$(5,764,487)	$(5,918,253)
Total Shareholders' Equity (Deficit)	$5,000,003	$(10,917,677)	$(5,917,674)

Balance Sheet as of June 30, 2021 (Unaudited)
Class A ordinary shares subject to possible redemption	$194,648,426	$12,351,574	$207,000,000
Class A ordinary shares	$185	$(124)	$61
Additional paid-in capital	$6,586,963	$(6,586,963)	$—
Accumulated deficit	$(1,587,660)	$(5,764,487)	$(7,352,147)
Total Shareholders' Equity (Deficit)	$5,000,006	$(12,351,574)	$(7,351,568)

Condensed Statement of Changes in Shareholders' Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Sale of 20,700,000 Public Shares, net of underwriter discounts and offering expenses	$195,071,092	$(195,071,092)	$—
Sale of 614,000 Private Placement Shares	$6,140,000	$—	$6,140,000
Initial value of ordinary shares subject to redemption	$(196,082,323)	$196,082,323	$—
Remeasurement adjustment for Class A ordinary shares to redemption amount	$—	$(11,928,908)	$(11,928,908)
Total Shareholders' Equity (Deficit)	$5,000,003	$(10,917,677)	$(5,917,674)

Condensed Statement of Changes in Shareholders' Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Change in value of ordinary shares subject to redemption	$1,433,897	$(1,433,897)	$—
Total Shareholders' Equity (Deficit)	$5,000,006	$(12,351,574)	$(7,351,568)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited) – Noncash Transaction
Remeasurement adjustment to redemption value	$—	$11,928,908	$11,928,908

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited) – Noncash Transaction
Remeasurement adjustment to redemption value	$—	$11,928,908	$11,928,908

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its loss per ordinary share calculated to allocate net loss evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the loss of the

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net loss. The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
	For the Three	For the Three	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2021	March 31, 2021	June 30, 2021	June 30, 2021	June 30, 2021	June 30, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	19,623,109	14,030,000	19,607,812	20,700,000	19,613,951	17,383,425
Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$—	$(0.01)	$—	$(0.05)	$—	$(0.07)
Basic and diluted weighted average shares outstanding, Class A ordinary shares not subject to possible redemption	—	416,156	—	614,000	—	515,624
Basic and diluted net loss per ordinary share, Class A ordinary shares not subject to possible redemption	$—	$0.01	$—	$(0.05)	$—	$(0.07)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,113,916	4,957,500	6,881,188	5,175,000	6,494,516	5,066,851
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.03)	$(0.01)	$(0.21)	$(0.05)	$(0.25)	$(0.07)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

As of September 30, 2021, all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts temporary equity to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross Proceeds	$207,000,000
Less:
Class A ordinary shares issuance costs	(11,928,908)
Add:
Remeasurement adjustment of carrying value to redemption value	11,928,908
Class A ordinary shares subject to possible redemption	$207,000,000

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $11,928,907 were initially charged to permanent and temporary shareholders’ equity upon the completion of the Initial Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the IPO. Accordingly, on January 29, 2021, offering costs totaling $11,928,907 (consisting of $4,140,000 of underwriters’ fees, $7,245,000 in deferred underwriters’ discount, and $543,907 other offering expenses) have been allocated to the Initial Public Offering Shares based on a relative fair value basis compared to total proceeds received. Offering costs associated with the Class A ordinary shares issued were charged to temporary equity.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable Class A ordinary shares is excluded from loss per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021			2021
	Class A – Redeemable	Class A - Nonredeemable	Class B	Class A - Redeemable	Class A - Nonredeemable	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(701,555)	$(20,809)	$(175,389)	$(1,899,973)	$(56,357)	$(524,084)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,700,000	614,000	5,175,000	18,501,099	548,777	5,103,297
Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)	$(0.03)	$(0.10)	$(0.10)	$(0.10)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,700,000 Public Shares which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,700,000 Public Shares, at a purchase price of $10.00 per Public Share.

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

SEPTEMBER 30, 2021

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

NOTE 7. COMMITMENTS

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

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Business Combination Agreement

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

On November 13, 2021, the Sponsor agreed to provide loans of up to an aggregate of $1,000,000 to the Company through November 13, 2022 if funds are needed by the Company upon request. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. The Sponsor understands that if the Company does not consummate a business combination (as described in the Company’s prospectus, dated January 26, 2021), all amounts loaned to the Company hereunder will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Company’s initial public offering.

NOTE 8. SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 20,700,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity.

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Class A Private Placement Shares — Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 614,000 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $6,140,000 from the Company in a private placement. The proceeds from the sale of the Private Placement Shares were added to the net proceeds from the Initial Public Offering held in the Trust Account, of which $4,410,000 was paid to the underwriters and $2,000,000 was provided to the Company as funds held outside of the trust account for working capital purposes. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Shares will be worthless (see Note 5).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 5,175,000 shares of Class B ordinary shares issued and outstanding, respectively.

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

HEALTHCOR CATALIO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

At September 30, 2021, assets held in the Trust Account were comprised of $207,014,497 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,
	Level	2021
Assets:
Marketable securities held in Trust Account	1	$207,014,497

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 10.  SUBSEQUENT EVENTS

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

This Management’s Discussion and Analysis of Financial Condition has been restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. In light of the recent comment letter issued by the Securities & Exchange Commission (“SEC”), management re-evaluated the Company's application of ASC 480-10-99 to its accounting classification of public shares. In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified a portion of its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption  cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption regardless if the result is less than $5,000,001 in net tangible assets. . In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Missatements in Current Year Financial Statements”, management has concluded the classification error related to temporary equity and permanent equity was material to the historical financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated. This resulted in a restatement to temporary equity with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Recent Developments

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

The Business Combination Agreement provides that, among other things, prior to the effective time of the Mergers (the “Effective Time”) and in connection with the Domestication, (i) the Class A ordinary shares of HealthCor, issued and outstanding immediately prior to the Domestication will convert into an equal number of shares of Class A common stock of New Hyperfine (the “New Hyperfine Class A common stock”) and (ii) the Class B ordinary shares of HealthCor issued and outstanding immediately prior to the Domestication will convert into an equal number of shares of Class B common stock of New Hyperfine (the “New Hyperfine Class B common stock”). Immediately following the Domestication, the shares of New Hyperfine Class B common stock will convert into shares of New Hyperfine Class A common stock (the “Conversion”). New Hyperfine Class A common stock will carry one vote per share and, following the Conversion, New Hyperfine Class B common stock will carry 20 votes per share. The New Hyperfine Class B common stock will have the same economic terms as the New Hyperfine Class A common stock, but will be subject to a “sunset” provision if Dr. Jonathan M. Rothberg, the founder and Executive Vice Chairman of Hyperfine and founder and Executive Chairman of Liminal and other permitted holders of New Hyperfine Class B common stock collectively cease to beneficially own at least twenty percent (20%) of the number of shares of New Hyperfine Class B common stock (as such number of shares is equitably adjusted in respect of any reclassification, stock dividend, subdivision, combination or recapitalization of the New Hyperfine Class B common stock) collectively held by Dr. Rothberg and permitted transferees of New Hyperfine Class B common stock as of the Effective Time.

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

Concurrently with the execution of the Business Combination Agreement, the Sponsor Joseph Healey, Michael Weinstein, Christopher Wolfgang, Taylor Harris, HealthCor, Hyperfine and Liminal entered into a sponsor letter agreement, dated as of July 7, 2021 (the “Sponsor Letter Agreement”), pursuant to which the Sponsor and each other holder of HealthCor Class B ordinary shares has agreed to, among other things, (i) vote in favor of the transaction proposals (including the proposal to approve the Business Combination Agreement and the related transactions contemplated therein) at the Special Meeting, (ii) be bound by and subject to certain other covenants and agreements of the Business Combination Agreement, as if they were directly party thereto, (iii) waive any adjustment to the conversion ratio set forth in the governing documents of HealthCor or any other anti-dilution or similar protection with respect to the HealthCor Class B ordinary shares (whether resulting from the transactions contemplated by the Business Combination Agreement, the Subscription Agreements or otherwise), (iv) not redeem or otherwise exercise any right to redeem any of his, her or its HealthCor equity securities; and (v) be bound by certain transfer restrictions with respect to his, her or its HealthCor equity securities prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

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

On November 13, 2021, the Sponsor agreed to provide loans of up to an aggregate of $1,000,000 to the Company through November 13, 2022 if funds are needed by the Company upon request. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. The Sponsor understands that if the Company does not consummate a business combination (as described in the Company’s prospectus, dated January 26, 2021), all amounts loaned to the Company hereunder will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Company’s initial public offering.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for our initial public offering, and since our initial public offering, our activity has been limited to the search for a prospective initial business combination as well as costs incurred related to completing the business combination, as noted above in Recent Developments. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2021, we had net loss of $897,753, which consists of $900,417 of operating costs offset by $2,664 of dividend income earned on our marketable securities held in the Trust Account. Operating costs consist of $587,165 of legal expenses to support business combination and ongoing operating efforts.

For the nine months ended September 30, 2021, we had net loss of $2,480,413, which consists of $2,494,910 of operating costs offset by $14,497 of dividend income earned on our marketable securities held in the Trust Account. Operating costs consist of $1,954,548 of legal expenses to support business combination and ongoing operating efforts.

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

Following the closing of our initial public offering, the full exercise of the over-allotment option, and the sale of the Private Placement Shares a total of $207,000,000 was placed in the trust account. We incurred $11,928,907 in transaction costs, including $4,140,000 of underwriting fees, $7,245,000 of deferred underwriting fees and $543,907 of other offering costs.

For the nine months ended September 30, 2021, net cash used in operating activities was $958,203. Net loss of $2,480,413 was affected by dividend income earned of $14,497 and changes in operating assets and liabilities provided $1,536,707 of cash from operating activities.

At September 30, 2021, we held cash in the Trust Account in the amount of $207,014,497. We are using substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, the Company held $525,404 in cash outside of the Trust Account and had a working capital deficit of $1,018,818. The deficit was primarily due to legal accruals of $1.9 million of which approximately $1,415,000 are contingent upon and will be paid through the consummation of the initial business combination along with other contingent deal costs. On November 13, 2021, the Sponsor agreed to provide loans of up to an aggregate $1,00,000 to the Company through November 13, 2022 if funds are needed by the Company upon request. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. The Sponsor understands that if the Company does not consummate a business combination (as described in the Company’s prospectus, dated January 26, 2021), all amounts loaned to the Company hereunder will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the Company’s initial public offering.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Ordinary Share

We calculate loss per ordinary share by allocating net loss evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, due to the events that led to the Company’s restatement of its financial statements to reclassify all redeemable equity instruments to temporary equity from permanent equity, during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for our redeemable equity instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have previously recorded a portion of  our Class A ordinary shares subject to possible redemption in permanent equity. Notwithstanding the presence of maximum redemption thresholds or charter provisions common in SPACs that provide a limitation on redemptions that would cause a SPAC’s net tangible assets  to be less than $5,000,001, in accordance with SEC Staff guidance on redeemable equity instruments, ASC 480-10-S99, “Distinguishing Liabilities from Equity”, and EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, and, according to recent SEC Staff communications with certain independent auditors, redemption provisions not solely within the control of  the issuing company require ordinary shares subject to redemption to be classified outside of permanent equity. Although we did not specify a maximum redemption threshold in our Current Articles, our Current Articles provide that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In light of the recent SEC Staff communications with certain independent auditors, our management re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, we concluded that the misclassification of the Class A ordinary shares was quantitatively material to individual line items within the balance sheet. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

The foregoing represents a material weakness in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects or that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our shares to decline. We cannot assure you that the initiatives we have taken to date, or any initiatives we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2021, we consummated the Initial Public Offering of 20,700,000 Class A ordinary shares (the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 2,700,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $207,000,000. Jeffries acted as the book-running manager of the Initial Public Offering.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*    Filed herewith.

**  Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCOR CATALIO ACQUISITION CORP.

Date: November 18, 2021	By:	/s/ Arthur Cohen
	Name:	Arthur Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2021	By:	/s/ Christine Clarke
	Name:	Christine Clarke
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)