Form 10-K
period 2021-12-31
Hyperfine, Inc.
filed 2022-03-25
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39949

Hyperfine, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1569027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

351 New Whitfield Street

Guilford, Connecticut 06437

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (203) 458-7100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	HYPR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $203.9 million.

As of March 1, 2022, the registrant had 55,277,061 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

EXPLANATORY NOTE

On December 22, 2021, HealthCor Catalio Acquisition Corp., a blank check company incorporated as a Cayman Islands exempted company with limited liability (“HealthCor” and after the Business Combination described herein, the “Company”), after domesticating as a Delaware corporation on December 21, 2021, consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of July 7, 2021 (the “Business Combination Agreement”), by and among HealthCor, Optimus Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of HealthCor (“Merger Sub I”), Optimus Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of HealthCor (“Merger Sub II”), Hyperfine, Inc., a Delaware corporation (“Legacy Hyperfine”), and Liminal Sciences, Inc., a Delaware corporation (“Liminal”). On December 22, 2021, immediately upon the consummation of the Business Combination, and such completion, the “Closing”), Merger Sub I merged with and into Legacy Hyperfine (the “Hyperfine Merger”), with Hyperfine surviving the Hyperfine Merger as a wholly owned subsidiary of HealthCor, and Merger Sub II merged with and into Liminal (the “Liminal Merger”), with Liminal surviving the Liminal Merger as a wholly owned subsidiary of HealthCor. In connection with the Business Combination, HealthCor changed its name to “Hyperfine, Inc.,” Legacy Hyperfine changed its name to “Hyperfine Operations, Inc.” and Liminal changed its name to “Liminal Operations, Inc.” and subsequently to "Liminal Sciences, Inc." Following the Closing, the Company’s Class A common stock is listed on the Nasdaq Global Market under the symbol “HYPR”. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to Hyperfine, Inc. and its wholly-owned subsidiaries, including Legacy Hyperfine and Liminal, as the case may be.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or our future financial performance regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the anticipated benefits of the Business Combination;
•
the success, cost and timing of our product development activities;
•
the commercialization and adoption of our existing products and the success of our future product offerings;
•
the potential attributes and benefits of our products and services;
•
our ability to obtain and maintain regulatory approval for our products, and any related restrictions and limitations of any approved product;
•
our ability to identify, in-license or acquire additional technology;
•
our ability to maintain our existing licensing, manufacturing and supply agreements;
•
our ability to compete with other companies currently marketing or engaged in the development of magnetic resonance imaging technologies, many of which have greater financial and marketing resources than us;
•
the size and growth potential of the markets for our products and services, and the ability of each to serve those markets, either alone or in partnership with others;
•
the pricing of our products and services and reimbursement for medical procedures conducted using our products and services;
•
changes in applicable laws or regulations;
•
our estimates regarding expenses, revenue, capital requirements and needs for additional financing;
•
our ability to raise financing in the future;
•
our financial performance;
•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•
intense competition and competitive pressures from other companies in the industry in which we operate;
•
market conditions and global and economic factors;
•
our intellectual property rights;
•
the effect of legal, tax and regulatory changes; and
•
the impact of the COVID-19 pandemic on our business and operations.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in Item 1A under the heading “Risk Factors.” The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Annual Report on Form 10-K, such as the description of our Business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. Some of the principal risk factors are summarized below:

•
We are an early-stage life sciences technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.
•
We have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance. As such, you cannot rely upon our historical operating performance to make an investment or voting decision regarding us.
•
We may need to raise additional capital to fund commercialization plans for our products, including manufacturing, sales and marketing activities, expand our investments in research and development, and commercialize new products and applications.
•
Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for our technology.
•
Medical device development is costly and involves continual technological change, which may render our current or future products obsolete.
•
We will be dependent upon the success of our sales and customer acquisition and retention strategies.
•
If we do not successfully manage the commercialization of our products and services, including continuing to build our sales force, and the development and launch of new products and services, we will not meet the long term forecasts and our business, operating and financial results and condition could be adversely affected.
•
If we are unable to attract, recruit, train, retain, motivate and integrate key personnel as we expand our organization, our operations may be disrupted and we may not achieve our goals.
•
We have limited experience in marketing and selling our products and related services, and if we are unable to successfully commercialize our products and related services, our business and operating results will be adversely affected.
•
We rely on a single contract manufacturer, Benchmark Electronics, Inc. (“Benchmark”), to test, assemble and supply our finished products. If Benchmark fails to fulfill its obligations under its existing contractual arrangements with us or does not perform satisfactorily, our ability to source our devices could be negatively and adversely affected.
•
We rely on a limited number of suppliers for our products. A loss of any of these suppliers could negatively affect our business.
•
Pricing pressures from contract suppliers or manufacturers on which we rely may impose pricing pressures.
•
If we do not successfully optimize and operate our sales and potential future distribution channels or we do not effectively expand and update our infrastructure, our operating results and customer experience may be negatively impacted.
•
The market for our products and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change, which makes it difficult to forecast demand for our products and services.
•
As international expansion of our business occurs, it will expose us to market, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
•
The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

•
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
•
We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our products and could cause us to incur significant costs.
•
There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.
•
If we fail to obtain regulatory authorizations in other countries for existing products or products under development, we will not be able to commercialize these products in those countries.
•
We may be subject to enforcement action if we engage in improper or off-label marketing or promotion of our commercial medical device products, including fines, penalties and injunctions.
•
Because we do not require extensive training for users of our current products, although they are limited under the FDA’s marketing clearances to use by, and that images generated from the scanner be interpreted by, trained healthcare practitioners, there exists a potential for misuse of these products, misinterpretation of images by untrained professionals or misuse of these products by untrained professionals, which could ultimately harm our reputation and business.
•
We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.
•
Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under federal or state law, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.
•
If we are unable to obtain and maintain and enforce sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
•
We currently rely on licenses from third parties, and in the future may rely on additional licenses from other third parties, and if we lose any of these licenses, then we may be subjected to future litigation.
•
We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.
•
We identified material weaknesses in our internal control over financial reporting. If our remediation measures are ineffective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to report our financial condition or results of operations accurately or in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.
•
Because we are a “controlled company” within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
•
The dual class structure of our common stock has the effect of concentrating voting power with Jonathan M. Rothberg, Ph.D., Vice Chairman of our board of directors and the Founder of Legacy Hyperfine and Liminal, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

These and other material risks we face are described more fully in Item 1A, Risk Factors, which investors should carefully review prior to making an investment decision with respect to the Company or its securities.

PART I

All brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to Hyperfine, Inc and its wholly-owned subsidiaries, including Legacy Hyperfine and Liminal, as the case may be.

Item 1. BUSINESS

Overview

Prior to December 22, 2021, we were a blank check company incorporated as a Cayman Islands exempted company organized for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On December 21, 2021, we changed our jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation, incorporated under the laws of the State of Delaware. On December 22, 2021, we completed the Business Combination pursuant to the Business Combination Agreement dated July 7, 2021 that we entered into with Legacy Hyperfine and Liminal. Upon the completion of the Business Combination, we changed our name to “Hyperfine, Inc.” and the business of Legacy Hyperfine and Liminal became our business.

We are an innovative digital health business with a mission to provide affordable and accessible imaging and monitoring and through magnetic resonance imaging (“MRI”) to revolutionize healthcare for people around the world. Our Swoop® Portable Magnetic Resonance (“MR”) Imaging SystemTM (“Swoop scanner”) produces high-quality images at a lower magnetic field strength than conventional MRI systems, and can be used by healthcare professionals to make effective clinical diagnoses on a patient in a variety of settings where MRI devices have previously been inaccessible. The easy-to-use interface and portable design of our Swoop scanner make it accessible for use anywhere in a hospital, clinic or patient care site. We are working to realize our vision of providing affordable and accessible imaging of health conditions around the world.

MRI is a medical imaging technique used in radiology to image the anatomy and the physiological processes of the human body. It is typically used in a variety of clinical settings for medical diagnosis, staging of disease and follow-up treatment. Unlike X-ray computed tomography (“CT”) or positron emission tomography (“PET”), MRI does not expose patients to harmful ionizing radiation. We believe MRI offers the most sensitive and objective measures of brain tissue and injury. Despite its advantages, many healthcare institutions throughout the world lack the facilities, qualified operators and capital necessary to acquire and maintain expensive MRI devices. For healthcare institutions that do have conventional MRI systems, disadvantages of conventional MRI systems include their high cost, facility requirements for a specialized MRI suite, and the scheduling delays, personnel resources and risk of adverse events that result from the need to transport critically ill patients to the MRI suite. The Swoop scanner is intended for use at the patient’s bedside in any hospital room or clinical setting, such as a physician’s office or a local urgent care facility. The demand for MRI has been augmented by the aging population and rising prevalence of cancer and cardiovascular, neurologic and orthopedic conditions. Healthcare professionals and insurers are recognizing imaging as a cost-effective and non-invasive diagnostic tool for evaluation and ongoing monitoring. Swoop is a next generation of these devices designed to drive costs down and expand the current $15.9 billion imaging market.

We believe the adoption of the Swoop scanner by healthcare professionals has benefits across healthcare communities both in the high and low resource settings. Through our collaborations with the healthcare community, we have begun to optimize our software ecosystem to harness Artificial Intelligence (“AI”) to transform the system into a true bedside clinical decision support platform. These efforts seek to improve image quality, help users analyze images, and reduce time to diagnosis. Our technology allows us to provide decision support and rapid feedback for diagnostic insight for clinicians of various levels of expertise. In the future, we hope to develop an ecosystem of products, expanding the capabilities of our core MRI product platform while introducing a brain sensing platform, subject to regulatory authorization, to offer a more complete solution and increase access to lifesaving technology across the care continuum.

Legacy Hyperfine received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2020 for its Swoop Portable MR Imaging System™ for producing images that display the internal structure of the head where full diagnostic examination is not clinically practical, in order to provide imaging information to trained physicians that may be useful in determining a diagnosis. The system is commercially available in the United States. In 2021, we also obtained a Medical Device License issued by Health Canada and expanded into the Canadian market. In addition, we are seeking necessary regulatory authorizations in other major markets, including the United Kingdom, Australia and other countries. We recently received regulatory authorization in New Zealand and Pakistan. We are building our direct commercial infrastructure in the

United States and also have plans to sell our products in other countries either through direct sales or through distributors. Furthermore, we possess a portfolio of 141 issued patents worldwide as well as 293 patents pending as of February 15, 2022.

Legacy Hyperfine and Liminal were founded in 2014 and 2018, respectively, by Dr. Jonathan Rothberg, a serial entrepreneur who received the Presidential Medal of Technology & Innovation in 2016 for inventing a novel next generation DNA sequencing method and has founded more than 10 healthcare and technology companies, including 454 Life Sciences, Ion Torrent, CuraGen, Butterfly Network and Quantum-Si. Legacy Hyperfine has raised over $160 million in equity investments and partnership milestones from leading institutional investors, including GV (formerly Google Ventures), and grants, including the Bill & Melinda Gates Foundation (the "BMGF").

Liminal was founded as a wholly-owned subsidiary of 4Bionics LLC ("4Bionics"). 4Bionics was an early startup incubator founded in 2018 and controlled by the Rothberg family, and was designed for the funding and development needs of seed stage companies. When Liminal was founded, Legacy Hyperfine was focused on developing its own products. As Liminal was developing its platform for non-invasive monitoring and sensing of key brain health vitals, Legacy Hyperfine was beginning to commercialize the Swoop scanner and expanded its vision to include intervention and sensing to cover the care continuum. We believe that the synergies between Legacy Hyperfine’s MRI platform and Liminal’s brain sensing technology provide Hyperfine with the potential to connect the care continuum from MRI imaging to sensing, and could ultimately provide patients with affordable care and healthcare practitioners with a single source access to brain scanning and monitoring.

Our Competitive Strengths

We believe that our competitive strengths include the following:

•
There is a large and growing MRI market and we have the potential to augment conventional MRI capacity and benefit patients around the world. We believe our solution addresses a vast unmet need across the global market by expanding accessibility to MRI and augmenting the existing capacity of conventional high-field MRI systems as imaging rates continue to increase across the population and the need for efficient utilization of MRI scanners increases. Our solution is designed to complement conventional MRI scanners currently used in the market, as it seamlessly integrates into relevant hospital systems. Our system was designed to allow users to upload images directly onto hospital systems, such as the picture archiving and communication system (“PACS”) or directly onto our cloud PACS, which then makes images available for diagnostic purposes.

We believe the Swoop scanner can expand the existing $15.9 billion global imaging market (expected to grow at a 5.2% CAGR from 2021 to 2028) by making MRI available to a larger set of patients in both developed and emerging markets, as well as increase the utilization of conventional MRIs through decreased wait times and facilitation of patient flow. Our primary focus is to expand the availability of MRI globally and across the care continuum, particularly to patients who are in intensive care units and in the emergency department, where timeliness is critical and an MRI scan can be essential for diagnosis and urgent intervention. The Swoop scanner can be wheeled directly to a patient’s bedside and offers a prompt solution for those patients who require an MRI scan but are too critically ill to be transported for a conventional MRI scan, and who may otherwise be forced to forego a scan or wait until their condition stabilizes.

We have also initiated a global research program supported by grant funding from the BMGF to assess the clinical feasibility of our Swoop scanner in providing immediate point-of-care brain imaging to infants between the ages of 0-24 months in low-medium income countries. We were awarded a $1.6 million grant from the BMGF for the provision and equipping of 20 sites with our portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality (the “Project”). During the third quarter of 2021, we were awarded an additional $3.3 million grant, of which $2.5 million was received from the BMGF in September 2021,with the remainder expected to be received by April 2022. Both of these grants are designed to support the deployment of a total of 25 Swoop devices and other services to investigators, which commenced in the spring of 2021, and is expected to fund the program for approximately two years. The ongoing investigation is designed to provide data to validate the use of our Swoop system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury.

The Swoop scanner is designed to create value for stakeholders across the care continuum:

•
Our innovative technology has the potential to markedly improve quality of care for patients worldwide. We believe our smaller, portable, low cost yet effective MRI scanner can broaden access to quality care, leading to improved health outcomes. In many cases, other imaging modalities, such as computerized tomography (“CT”) scanners, are used due to lack of availability of MRI scanners or their lower cost profile, even though CT provides lower soft tissue contrast for evaluating abnormalities in the brain. Our point of care Swoop scanner, however, has a significantly lower price point than both conventional MRI and CT scanners, making the Swoop scanner affordable for hospitals and care centers that are not financially able to acquire a conventional MRI or CT scanner. Compared to CT scans, MRI has a greater range of soft tissue contrast, depicts anatomy in greater detail and is more sensitive and specific for abnormalities within the brain itself. Our Swoop scanner is designed primarily for urgent cases, and it can benefit non-urgent cases as well. Among the neurological conditions for which the Swoop scanner can provide first-line diagnostic capability, we expect the Swoop scanner’s top three clinical use cases will continue to be: point-of-care MRI in acute mental change assessment and follow-up in an ICU setting; stroke workflow; and pediatric and adult point-of-care assessment of hydrocephalus, an abnormal buildup of fluid within the brain.

Our solution has the potential to improve the diagnosis and lives of the approximately 15 million annual new stroke sufferers worldwide. The Swoop scanner does not emit ionizing radiation and therefore does not have the increased risk of cancer that comes with CT imaging. This is particularly important for conditions that require regular follow-up with multiple scans per year, such as hydrocephalus. In certain circumstances, such as in the management of patients with delirium or altered mental status, familiarity, or keeping the surrounding environment as similar as possible, can be critical, which we believe makes bedside scanners like our Swoop scanner particularly useful since patients do not need to be moved to often distant radiology suites for conventional MRI scans. Studies show that 37% of patients report anxiety-related reactions when moved to an isolated room for imaging. With our system, we can offer a quieter, calmer experience with the option of a family member or other caregiver to be present by the patient’s bedside during the scanning process.

Our point of care scanner also helps avoid the risk of patient injury during transport through the ability to bring the scanner to the patient. By performing scans for urgent and critically ill patients at the bedside, we can help prevent the adverse incidents that occur to approximately 33% of critically ill patient cases during transport. The Swoop scanner also obviates the labor-intensive and high-risk process of transporting patients on ventilators or who are connected to other life-sustaining devices.

•
Our proprietary, disruptive and revolutionary product is designed with healthcare professionals in mind. We have commercially launched our Swoop scanner, a point of care MRI device capable of producing diagnostic quality images at a lower magnetic field strength than conventional MRI scanners. The use of an ultra-low magnetic field strength provides a significant reduction in safety concerns regarding projectiles and therefore should reduce the length of pre-safety checks typically conducted by healthcare professionals. We designed our product with the physician workflow in mind, reducing the on average 25.8 hour conventional MRI process to a total of 90 minutes of workflow time with our Swoop scanner. With a 94% reduction in total workflow time, physicians can reduce the time to diagnoses for timely treatment, which can result in improved health outcomes for the patient.

For healthcare professionals who are already facing demanding time constraints, dealing with lengthy and sometimes confusing MRI protocols adds to their time spent on logistics rather than caring for patients. Additionally, conventional MRIs require specially trained technicians who are fully dedicated to operate those systems and increase the time and cost related to nurses and porters transporting patients to the MRI unit. Our Swoop scanner is designed to simplify the image acquisition process. We have designed our scanner to be user-friendly and require minimal training to be operated. Our platform can be controlled by a tablet, smartphone or any other WiFi capable device. The Swoop scanner’s portability and accessibility at the bedside can further allow more time for healthcare professionals to focus on other important activities related to patient care, diagnosis and treatment.

•
Our state-of-the-art product provides an attractive return on investment for various care settings. We created the Swoop scanner not to replace conventional MRI devices but rather to supplement their existing capacity. By enabling imaging at the bedside, patients can be treated earlier and discharged sooner, potentially leading to increased hospital savings consistent with the growing shift to value-based care. In addition, by conducting more in-patient MRI scans at the bedside, our Swoop scanner can help free up capacity in the MRI suite for additional outpatient procedures, which generate higher revenues for hospitals or other healthcare facilities than in-patient imaging. In studies we have conducted in hospital settings, use of our Swoop scanner has helped to make capacity available that has resulted in 20% increased usage of the existing MRI suite for additional outpatient procedures.

As healthcare costs continue to rise, we believe our Swoop scanner will allow for significant potential cost reductions that can benefit the entire imaging ecosystem. Our Swoop scanner has dramatically reduced hardware costs through design trade-off and compensation with the use of modern computational power and deep learning advances. The cost benefits of our Swoop scanner are not limited to a customer’s initial purchase of the scanner, as our customers continue to benefit by not having to spend on additional cooling, power and maintenance expenses throughout the lifetime of conventional MRI. Unlike conventional MRI systems, use of the Swoop scanner also does not require a specialized radio frequency (RF) room to safely house the MRI scanner, allowing space to be used for other important patient care activities. The use of the Swoop scanner in the ICU can also increase utilization by allowing critically ill patients to receive immediate access to an MRI instead of increasing congestion in the schedule of the conventional MRI systems due to complications in the patients’ condition and unexpected changes in their condition or treatment.

•
Our validated platform and business model allows for potential widespread adoption. Over 41 conference presentations and publications have discussed the clinical benefits for point of care, low-field MRI for patients with stroke, hydrocephalus, hematoma, multiple sclerosis and tumor resection. We generate sales revenue by selling the Swoop scanner with subscription services including cloud based tools, repairs and maintenance, and, if and when available, upgrades. We also offer the opportunity to bundle the system within the subscription fees. We believe this makes a convenient and positive experience for our customers. As more healthcare professionals adopt our technology, we anticipate improvements in gross margin due to the recurring subscription base of the business.
•
We have a strong executive leadership team and experienced financial partner with deep expertise in Healthcare. The Founder of Legacy Hyperfine and Liminal, Dr. Jonathan Rothberg, has dedicated his career to enabling breakthrough technologies to revolutionize healthcare. He has founded more than 10 healthcare and technology companies and has received numerous awards, including the Presidential Medal of Technology & Innovation in 2016. He is supported by a world-class management team, including our executive officers and other senior management, with decades of cumulative experience in healthcare and consumer end-markets. We believe this leadership team positions us well to be a disruptive force in revolutionizing MRI.

Our Strategies

Our strategies include the following:

•
Engage the medical imaging market through strategic partnerships for accelerated international expansion. In line with our vision to democratize healthcare imaging by providing affordable and accessible imaging of health conditions around the world, we are building an international sales strategy that includes direct sales to customers and through distribution partners in target regions. Through our multi-factor market analysis of countries and regions, we analyze the market based on available MRIs per population base and plan to deploy a sales and distribution approach designed to maximize our potential for commercial success. In preparation for our commercial launch in a particular country or region, we plan to build out the foundations necessary for business and regulatory functions to support our commercialization strategy.

In our plans for international commercial expansion, the countries in which we plan initially to commercialize our Swoop scanner include the United Kingdom, Australia, New Zealand and Pakistan. Through grant funding from the BMGF, we are deploying Swoop scanners in these target areas for research and clinical settings. The utilization of our Swoop scanners as part of the programs will allow us to begin building relationship across key stakeholders in these countries or regions to better understand and meet required regulatory hurdles in anticipation of filing for regulatory authorization and ultimately expand into clinical use with patients. In addition, we are considering commercial expansion into several of the larger European Union ("EU") countries following our initial international commercial expansion. We believe these countries have the market size, regulatory environment, commercial access, and mature healthcare systems necessary, subject to regulatory authorization, for a successful launch of our Swoop scanner.

Our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and remote management of health conditions around the world is in part made possible by grant funding from the BMGF. Through our engagement with nonprofit organizations, we aim to deploy the Swoop scanner to low-middle resource settings without readily-accessible MRI technology. The grants provided by the BMGF are designed to support the deployment of 25 Swoop scanners to investigators, which commenced in the spring of 2021, and are expected to fund the program for two years. The ongoing investigation is designed to provide data to validate the potential use of our Swoop scanner in measuring the impact of maternal anemia, malnutrition, infection and birth related injury.

•
Expand clinical validation data and publications. There are over 41 conference presentations and publications discussing the clinical benefits of our Swoop scanner. The Journal of American Medical Association (JAMA) published a detailed study conducted at the Yale New Haven Hospital on how the Swoop scanner successfully detected abnormal neuroimaging findings at the bedside of patients in the ICU, demonstrating the capability of low-field, point of care MRI to obtain neuroimaging at the bedside in intensive care settings. We also recently partnered with Penn Medicine in an ongoing study to examine the efficacy of the Swoop scanner in the care of patients with hydrocephalus and whether the Swoop scanner provides for a simple, safe and cost effective way to follow patients through their treatment.

The Swoop scanner has been used for diagnoses across various neurological pathologies, and we believe that the Swoop scanner could ultimately enable a new paradigm in the standard of care for these diseases that could be lifesaving. We believe early diagnosis of these diseases has cost saving benefits for multiple stakeholders including patients, providers and payors, as it can lead to earlier intervention of treatment and fewer patient visits.

Examples of use cases for our Swoop scanner include:

•
Acute changes in mental status, which in an ICU setting refers to the sudden onset of a change in cognitive function or level of consciousness. The incidence rate for acute changes in mental status in ICU patients is high, with a substantial portion developing into a coma.
•
Large vessel occlusion (“LVO”) stroke, which includes acute blockages of the intracranial internal carotid artery (“ICA”), proximal posterior, middle, anterior cerebral arteries, intracranial vertebral artery and basilar artery, leading to stroke. LVO stroke is responsible for between 24-46% of acute ischemic strokes (“AIS”) and leads to a 4.5 times increase in the risk of death from a future stroke.
•
Postoperative hematoma, which is the collection of blood due to an injury of one or more blood vessels and is a potentially severe complication of cranial surgery. It has an overall mortality rate of 32% after neurosurgical operation.
•
Hydrocephalus, which is the buildup of cerebrospinal fluid (“CSF”) in cerebral ventricles, which leads to an increase in size and subsequent intracranial pressure. It occurs in two of every 1,000 births in the United States or may develop in adults over time as a result of injury or disease with an incidence rate of 17 per 100,000 adult patients in the United States.
•
Focus on our customers through success programs. Our Swoop scanner is designed to make the customer experience as easy as possible through our integrated, easy-to-use interface that portrays images on a tablet device. In addition to this design, our team is focused on customer success programs to help integrate the Swoop scanner into any hospital or clinic workflow. We believe that the use of our Swoop scanner within hospitals will provide us with opportunities to cross sell our product and services across departments and reduce customer acquisition costs as customers become more accustomed to the use of our Swoop scanner across their facilities and observe the improved health outcomes and reduced costs that the use of our Swoop scanner may provide. We expect our customer success programs also to increase our customer referral rates across the medical imaging market as our product continues to become validated and supported by healthcare professionals in the field.

Our customer success program is designed to ensure that our customers achieve their desired outcomes while using our Swoop scanner. Our team seeks to foster long-term relationships, highlight key product benefits and manage expectations with our customers. The program is designed to guide customers to achieve maximum utilization of the product and enhance their experience through ongoing educational tools and opportunities. Our customer success team aims to ensure a smooth path to obtain customer loyalty and continue to grow our install base with subscription renewals, follow-up sales, and new Swoop scanner placements.

•
Demonstrate our commitment to continued technical innovation and leadership across the care continuum. Our advanced technology in imaging is supported by an internal team of scientists and engineers dedicated to continuous innovation. We believe that as the Swoop scanner becomes integrated into ICUs and sites across medical practices, we will gain more insights into our product’s usability and potentially develop automated analysis of images that we believe will lead to further efficiencies in patient diagnosis. We plan to continue developing our technology to expand into new imaging applications to enable us to reach the broader care continuum through diagnosis and treatment. In the future, we plan to introduce a further enhanced MRI system designed to conduct neuroimaging and imaging of other extremities for interventional procedures.

Brain Sensing Platform

In addition to our efforts to disrupt the MRI market, we see a significant opportunity to help patients in the neuromonitoring space. Current methods to monitor the brain directly include drilling a hole through the skull to insert sensors. This method introduces risk to the patient and is highly impractical outside of specialized hospitals, which severely limits access to critical information about a patient’s neurological health. We intend to develop non-invasive brain sensing technology that is more affordable, accessible, and safer, to enable healthcare professionals to more easily monitor key brain vital signs such as cerebral blood flow and intracranial pressure throughout patient care. We expect this new form of neural monitoring will provide clinicians with valuable feedback and insight into various neurologic conditions such as altered mental status, stroke and traumatic brain injury. We expect this technology will be synergistic with our MRI platform as we connect the care continuum from MRI imaging to sensing.

Industry and Market

MRI is a non-ionizing radiation risk imaging modality widely used by healthcare professionals across various clinical settings for medical diagnosis of a patient, staging of disease and continued assessment following treatment. MRI is noninvasive, and in some cases, eliminates the need for surgical intervention or invasive procedures when used correctly, and offers superior soft tissue contrast resolution compared to other imaging modalities like CT. It is a more sensitive and potentially objective measure of brain tissue and injury. MRI is used to examine central nervous system (“CNS”), musculoskeletal, and other diseases. The prevalence and incidence rates of these diseases has increased across the globe. According to a United Nations report, up to one billion people, nearly one in six of the world’s population, suffer from neurological disorders, including Alzheimer’s and Parkinson’s disease, stroke, multiple sclerosis, epilepsy, migraine, brain injuries and neuroinfections, with some 6.8 million dying of these disorders each year.

The demand for MRI has been augmented by the aging population and rising prevalence of cancer, cardiovascular, neurological and orthopedic conditions. Healthcare professionals and insurers are recognizing imaging as a cost-effective and non-invasive diagnostic for prevention and ongoing monitoring. Swoop is the next generation of these devices that we believe will drive costs down and expand the current $15.9 billion imaging market. Given the significant patient populations in need of diagnostic imaging, we have positioned ourselves in an underpenetrated market with substantial room for growth. In total, we estimate that the global imaging market will increase to a more than $20 billion opportunity across all of our potential use cases. This estimate includes over 100,000 hospitals and outpatient locations that we believe could serve as installation sites for our system. While the current imaging market is mainly limited to high-resource countries, we believe our scanner can help make MRI technology more accessible globally, leading to an increase in both MRI penetration rates and the size of the overall market opportunity.

Market needs

Despite MRI’s advantages to diagnose and monitor patients through treatment, access to MRI scanners can be problematic. Numerous challenges are associated with the use of conventional MRI devices:

•
High cost: The average cost of conventional MRI scanners is $1.2 million, and conventional MRIs can cost more than $3 million, significantly more than our Swoop scanner. In addition, conventional MRIs typically are not offered with our lower cost of entry subscription-based pricing model.
•
Complex site requirements and upgrades: Due to the use of strong (1.5−3.0 T) magnetic fields in conventional MRIs, there are various requirements and restrictions on radiation therapy ("RT") facilities size, location, and ongoing maintenance, including the need to build a specialized radio frequency room to safely house the MRI scanner.

•
Scheduling delays: A high level of coordination is required between the MRI facility and the ICU to have patients scheduled for a conventional MRI scan. This is further complicated with patients who are unstable in the ICU and require multiple medical procedures in a timely manner.
•
Consumption of valuable personnel resources: Several personnel between departments within an institution are required to transport a patient across departments and additional personnel are required for transport a patient across facilities, including doctors, technicians, nurses, and emergency medical technicians.
•
Risk of adverse events during transportation: Adverse incidents occur to approximately 33% of critically ill patient cases during transport.
•
Maintaining connection to life support equipment: Patients in the ICU are often connected to life-sustaining devices that complicate the conventional MRI procedure and transportation to and from the conventional MRI scanner.

Due to these challenges, adoption of conventional MRIs has been limited across medical settings in the United States and globally, especially in rural locations where many individuals only have access to small clinics. MRI systems also include additional charges of establishing an MRI suite, patient support areas, machine installation and servicing, software upgrading, and maintenance that burden hospitals and clinics with limited ongoing funding.

There are significant benefits of diagnosing a disease in its early stages, which can reduce time to treatment and improve the quality of life for those patients. We have taken advantage of technological advances in electronics and computing to develop an MRI device that is not only portable, but also uses a very low magnetic field strength, 64 mT (0.064T), which is much lower than the 1.5T or higher field strength of conventional MRI scanners. Our advanced technology provides the ability for healthcare professionals to conduct an MRI scan at the patient’s bedside in the hospital or any clinical setting to begin early diagnosis, intervention and ongoing treatment. Many small- and medium-sized hospitals also consider leasing advanced MRI systems to provide MRI imaging services without undertaking the potentially more costly long-term commitment of purchasing an MRI system. Our Swoop scanner is available for purchase or subscription bundle by medical facilities in the United States with flexible payment options.

According to a 2008 report from the World Health Organization, 90% of the world does not have access to MRI at all largely due to socio-economic factors. Many low-resource countries recognize the benefit of investing in their healthcare infrastructure and it is expected to cause a spur in growth for the global MRI market. For example, China is one of the fastest growing markets that is building their healthcare infrastructure in rural areas. The ability for these countries to build the facilities needed to house these large systems and train highly specialized personnel to operate conventional MRI systems presents a challenge.

Potential market expansion

Brain Sensing Platform

One area for potential market expansion is non-invasive neural monitoring or sensing to assess critical brain health metrics such as cerebral blood flow and intracranial pressure in any clinical, outpatient or home setting. Understanding the vital signs of the brain is paramount in the diagnosis and management of brain disorders yet current care has limited access to important measurements of brain health. Post-operative and general neurological conditions such as stroke, traumatic brain injury, hydrocephalus, removal of brain and spinal tumors, neural tube defects, seizures, CNS vascular anomalies and CNS infections, require extensive monitoring in the ICU and longer-term care to ensure the patient does not experience infection or worsening of their condition. Our technology currently in development has the potential to provide hospitals with real-time monitoring and continuous trend analysis to provide data-backed treatment. To accomplish this, we are building a flexible and extendable noninvasive brain-monitoring platform, creating access to critical brain vital signs throughout the patient care from diagnosis to full recovery. Our approach is to create the neurological equivalent of the stick-on electrocardiogram heart monitor that is a staple in virtually every medical environment. There is a large unmet need in the market for continuous monitoring of chronic neurological conditions. According to market research, the market for global non-invasive brain trauma monitoring devices is expected to grow from approximately $10.1 billion in 2019 to $18.3 billion by 2027, at a CAGR of 7.7%. In addition, we have the potential to ultimately expand our capability to diagnose and manage chronic conditions beyond acute neurological conditions. Our next generation device is expected to contain electroencephalography alongside hemodynamic assessment capabilities to improve quality of care for chronic conditions such as epilepsy, which affects around 50 million people of all ages worldwide. We are currently in product development of our brain sensing technology and hardware platform. We are working toward a clinical proof of concept to demonstrate the technological performance and have begun the process of engaging with the FDA to clarify the regulatory pathway.

Products and Services

Our Swoop Portable MR Imaging System

Our Swoop Portable MR Imaging System is designed to address an unmet need in point-of-care medical imaging through a unique combination of hardware and software services. Our hardware is powered by the use of modern computational power and deep learning advances. Our software addresses the traditional ease-of-use and integration challenges often presented by specialized medical technologies. Our system operates from a tablet, smartphone or other WiFi capable device and integrates with picture archiving and communication system (“PACS”) to enable fast and confident clinical decision-making.

Features

Point-of-care neuroimaging - FDA cleared for MRI of the brain and head in patients of all ages

Neuroimaging at the point of care has only been possible using CT, which delivers a significant amount of ionizing radiation. Exposing patients to radiation increases the risk of developing cancer, which limits CT’s use to critically ill patients and makes it particularly hazardous for pediatric patients. CT can visualize bones or blood vessels well when the patient is injected with a contrast agent but is not as sensitive as MRI at imaging the anatomy of the brain.

The gold standard for neuroimaging is MRI, which can provide excellent high-resolution images of the soft tissues on the brain without being obscured by the skull. MRI can provide critical insight into trauma and disease in the brain but historically has simply not been available at the point of care. Because of their size, weight and safety issues, conventional MRI systems were only available in hospitals and major medical centers and outpatient imaging providers, and so patients typically must be transported to the MRI.

We have developed a new category of medical imaging - point of care MRI - that is smaller, lighter weight, and lower cost than conventional MRI, yet maintains the soft tissue visualization capabilities that is critical for neuroimaging. Advanced neuroimaging is now available for patients of all ages at the point of care since we launched our FDA-cleared portable Swoop MRI system in 2020.

Low field system

To engineer this new category of point of care MRI, we made several significant design changes with respect to conventional MRI, particularly the magnetic field strength. Over the past 40 years, the goal for improving conventional MRI systems has been to attain higher magnetic field strength. In 2017, the FDA cleared the first 7T MRI, after 20 years of development to establish clinical relevance. It was noted that the added field strength allows for better visualization of smaller structures and subtle pathologies that may improve disease diagnosis. We have taken a different approach by developing our Swoop scanner to have a very low field magnet of 0.064T, which enables MRI to become portable because, unlike conventional MRIs, the field strength of the magnet in our system does not require a specialized radio frequency room to safely house the MRI scanner. This field strength comes from a unique optimization of the magnet size, weight, field uniformity and patented design of the permanent magnet structure that provides sufficient image clarity for diagnostic purposes.

There are additional benefits of operating an MRI system with low field magnet, as it reduces the risk of iron-containing objects becoming projectile and injuring patients or operators, which is a typical concern of conventional MRI systems. Furthermore, the radiofrequency pulses used in conventional MRI are responsible for 55% of the FDA-reported adverse events from MRI, causing skin and internal burns in some patients. Operating at 0.064T means using lower energy radiofrequency pulses and significantly reduced associated safety risks.

Motion correction

Conventional MRI scans regularly suffer from quality problems due to patient motion, with approximately 30% of all scans from inpatient or emergency department exams having moderate or severe image quality issues. Portable MRI at the point of care can provide MRI insights to more critically ill patients than previously possible. We have developed a motion compensation technology to improve image quality in the most challenging and often most in need patients that we recently received FDA clearance for clinical use. We believe that with continued development, our technology can produce diagnostic scans without requiring the operator to make expert adjustments to the scanning procedure due to typical patient movements.

Noise-cancellation technology

Designing a low-field magnet is not sufficient to enable portable MRI. Portable MRI must also address the electromagnetic interference that surrounds us and makes effective conventional MRI outside of a shielded room impossible. Conventional MRI systems are permanently installed in a special room where the walls, floor and ceiling are encased in copper or aluminum to provide a special environment for conventional MRI machines to operate, in which all of the man-made and natural electromagnetic interference is prevented from entering. Installation of these shielded rooms typically costs more than $100,000.

We have developed proprietary and patented noise cancellation technology to enable portable MRI. Our technology works by measuring the external electromagnetic interference and subtracting that from the interference that swamps the MRI signals. The image below shows one slice of an MRI image acquired a) outside a shielded room without noise cancellation, b) outside a shielded room with noise cancellation and c) inside a shielded room without noise cancellation.

Delivery of multiple sequences with tissue contrasts

MRI has the unique capability of providing images with different soft tissue contrasts through a variety of different sequences that can highlight a range of pathologies clearly. Our Swoop portable MRI system generates images with contrast weightings with which physicians are most familiar and which are most clinically useful for the target use cases: T1-weighted, T2-weighted, Fluid-attenuated T2-weighted (T2-FLAIR), and diffusion-weighted (“DWI”) with apparent diffusion coefficient (“ADC”) map images. These contrasts are standard in conventional MRI and allow for differentiation of various tissue types aiding in establishing the diagnosis.

Image quality

We deliver diagnostic quality images to healthcare professionals. The images from our Swoop portable MRI system are higher in contrast resolution than other portable medical neuroimaging systems, such as portable CT scanners. Our portable MRI system also delivers comparable image resolution at 1.5 mm x 1.5 mm x 5 mm relative to the typical image resolution of a conventional MRI at 1.0 mm x 1.0 mm x 5 mm. Our MRI signal is produced at 0.064-Tesla (“T”) compared to 1.5T or higher produced by conventional, fixed MRI scanners. We believe that Swoop provides the potential to improve the quality of care for patients who have limited to no accessibility to conventional MRI, which includes 90% of the world’s population.

Controlled by an easy-to-use wireless tablet

We believe it is important to consider usability when significantly changing the way in which a medical device is used, specifically in MRI where conventionally the operator is required to have several years of training. As we seek to reach new markets and new users with our Swoop scanner, we have sought to make the operation of the device as simple and easy to use as possible. We believe this is particularly important when used in emergency situations such as stroke, where time can be critical.

The interfaces to the device are simple intuitive buttons, joystick controls to drive the scanner, and a familiar tablet controller for image acquisition and viewing. The user interface provided on the touch-screen display provides a playlist of protocols based on the use case that can be started, stopped and rearranged, as needed. In addition to being easy-to-use and the consequential acceleration of hospital workflows that can result, our system provides for standardized images across all placement sites due to our uniform manufacturing specifications and a consistent set of sequences that are not customized by individual operators. Conventional MRIs are sequenced by highly-trained technologists and can have variations in image resolution and contrast weighting across sites due to institutional policies and radiologist preferences. We believe the standardization of images across scanners and sites will greatly benefit the ability of radiologists and other healthcare professionals to efficiently read our images and to ultimately build a repository of homogenized image data from which to extract value using data mining and deep learning.

Integration with picture archiving and communication system (PACS) and secure image upload to the Cloud

Similar to many hospital medical devices, our product is designed to seamlessly integrate with the hospital informational technology (“IT”) infrastructure, such that scans can be ordered easily and sent to PACS to be read by a radiologist. For applications where access to such infrastructure is not available, we also offer our own secure cloud based PACS where healthcare professionals including teleradiology service providers can view images from anywhere in the world. We believe that the combination of portable MRI, where scans can be obtained outside the conventional MRI suite, and teleradiology can significantly improve patient care and increase access.

Fully Automated MRI Post-Processing Software

We received FDA clearance for BrainInsight, our first AI applications in January 2021. These applications for automatic labelling, spatial measurements, and volumetric quantification operate on images from our Swoop portable MRI system, automatically add additional insights and associate those insights to the images in the PACS. Using this approach, we intend to grow our portfolio of applications with internal and external development and leveraging the uniquely standardized (and fully anonymized) record of image data we plan to create with our portable MRI system. We believe that bringing the power of AI to MRI has the potential to significantly improve the efficiency of medical imaging in a wide array of use cases, which can benefit the patient by potentially helping to improve outcomes and result in shorter hospital stays.

Design

Location flexibility

Despite the weight of our Swoop scanner being 1,400 lbs., its powered drive system means that it can be transported around the hospital with minimal effort. The Swoop scanner can be moved from bed-to-bed and easily positioned in tight spaces because it can be turned on the spot with a zero turn radius.

Open layout designed to reduce patient anxiety

For an MRI scan in a traditional setting, a patient arrives at the radiology department of a hospital and typically enters through a door covered with radiation warning and other hazard symbols. The patient then proceeds through to a waiting room where they undergo a lengthy safety questionnaire and are asked to remove all clothes and jewelry down to their underwear and put on a hospital gown. Wait times vary from a half hour to several hours before the patient enters the console room and then is led through a large metal door into the RF screen room by themselves. Typical conventional MRI systems are long tubes where the patient is positioned on a motorized bed and RF coils are attached around the patient who has been instructed to lay still. The MRI technician uses the motorized bed to push the patient into the long tube of the large superconducting magnet, leaves the room, closes the metal door to the scan room and tells the patient over an intercom that the scan is about to start. The patient hears the steady mechanical thumping of the cryocooler in the magnet room until the scanning starts, which is then accompanied by often extremely loud acoustic noises. The conventional MRI procedure is often a daunting experience for the patient that can cause significant anxiety, especially for pediatric patients who are separated from their family during this time.

Unlike conventional MRI, our Swoop portable MRI is entirely contained in a system that is just 55 inches tall and 34 inches wide and is designed to scan patients in their own beds. Parents, family, or caregivers can be close by the patient as they are scanned with just their head in the transparent head RF coil. The system is quiet enough to allow constant verbal contact with the patient, and which overall can create a considerably less distressing experience for the patient than conventional MRI.

Powered by a standard wall outlet

To be operable throughout any hospital environment, our Swoop scanner plugs into a standard wall outlet (100-230 VAC, 50/60 Hz, 15A) and uses less than 900W of electricity. This is achieved with low-power electronics, including efficient power supplies and power amplifiers, coupled with a zero-power consumption permanent magnet. Our Swoop scanner does not require many of the components of conventional MRI, including the liquid helium used in conventional MRI superconducting magnets or the associated safety and supporting infrastructure, the chilled water-cooling systems for the power electronics and gradient coils and the room air conditioning needed to extract the heat generated in the separate electronics machine room, or the special 480 V, 3-phase, 200A power supply.

Services

Unlimited training / support resources

Through our subscription model, we offer a number of services to complement the advanced features of our product. As part of our subscription, we offer unlimited user training during the subscription period to make it as easy as possible for healthcare professionals to operate our system. We offer this support primarily as reassurance to our customers although we are confident our customers will be able to operate our user-friendly device with ease and efficiency; in our experience so far, the user training on the system is generally simple and only requires a few hours. Our subscription also provides for unlimited service and maintenance support during the subscription period to offer peace of mind for our customers. In addition to these support services, our subscription includes our Cloud PACS, an unlimited Cloud archive that users can use to upload images for storage purposes, and grants access to our future software upgrades. Recent upgrades include our FDA cleared motion correction technology that improves the quality of images in the presence of motion, as well as other potential future upgrades designed to improve the patient workflow and diagnosis.

Liminal Platform

Liminal’s noninvasive platform is being developed, subject to regulatory authorization, to aid in the diagnosis and management of brain disorders. We believe that understanding the vital signs of the brain for diagnosis and treatment is essential, but the current standard of care is invasive, which limits access. Although there are some non-invasive techniques for measuring the brain such as transcranial doppler (TCD), which has been available since the 1980s, they require specialized technicians to obtain measurements, making them expensive and only available in specialized centers. We are in the early phases of creating our first AEGTM device through the development of novel acoustic sensing techniques and innovative algorithms for measuring key metrics of brain health. We are working to develop a way to monitor the brain and enable access to key brain vital signs, such as cerebral blood flow and intercranial pressure, more easily than currently available technologies. The device is designed to gather continuous data, and is intended to be easy to use and be applied without specialized training. This technology is designed to provide the clinician with valuable feedback and insight into many brain conditions. Its features are designed to increase the accessibility of key brain vitals which could allow clinicians to diagnose earlier, monitor more effectively and intervene.

Similar to Legacy Hyperfine’s Swoop scanner, we expect the use of the AEGTM device will not require any specialized training and will expand access to real-time brain monitoring in patients across the care continuum. We are designing the AEGTM device to enable first responders in the field to use the sensors with ease and to enable healthcare practitioners to monitor the brain during triage, operations, treatment and recovery.

Our goal is to create an easy to use but powerful brain monitoring platform that can be used anytime, anywhere. We believe this technology will be synergistic with Legacy Hyperfine’s MRI platform in developing products for patients across the care continuum in sensing, imaging and intervention, in addition to further expanding the growth potential for both businesses in imaging and sensing. We are currently in product development of our brain sensing technology and hardware platform. We are working toward a clinical proof of concept to demonstrate the technological performance and have begun the process of engaging with the FDA to clarify the regulatory pathway. Liminal has not commercialized or obtained regulatory authorization for any of its products and its operations to date have been limited to developing its technology and products.

Our People

Legacy Hyperfine was founded in 2014 and Liminal was founded in 2018 by Dr. Jonathan Rothberg. Our mission is to provide affordable and accessible imaging and monitoring through MRI to revolutionize healthcare for people around the world.

As of February 15, 2022, we had 193 employees, 186 of whom were full-time employees and of whom 56 work in sales, clinical and marketing, 97 work in research, development, manufacturing and operations, and 33 work in general and administrative capacities. As of February 15, 2022, 190 of our employees were located in the United States, two were located in the United Kingdom and one was located in Pakistan. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

Dr. Rothberg and our business have been recognized for leadership. Legacy Hyperfine and Liminal were founded in 2014 and 2018, respectively, by Dr. Jonathan Rothberg, a serial entrepreneur that received the Presidential Medal of Technology & Innovation in 2016 for inventing a novel next generation DNA sequencing method and has founded more than 10 healthcare and technology companies, including 454 Life Sciences, Ion Torrent, CuraGen, Butterfly Network and Quantum-Si.

Environmental, Social and Governance Practices

As we work toward our mission, we are increasingly focused on providing transparency around our environmental, social and governance (“ESG”) practices and identifying risks related thereto. We are committed to human capital management, patient advocacy and community outreach efforts, corporate governance, and implementing environmental sustainability initiatives.

Environmental Stewardship: We recognize the importance of taking measures to reduce our environmental footprint. As we grow our business, we have initiated certain projects to begin tracking our environmental impact, and where feasible, have taken measures to increase our sustainability efforts. Some of our efforts include our commitment to reduce, reuse or recycle where possible or appropriate and energy efficient projects to lower energy use within our office areas and laboratories.

Human Capital Management: We believe that our people are the reason for our success and we have organized ourselves to maximize productivity and performance. We maintain a high bar for talent and actively work to build diversity within our workforce. Critical to achieving our strategic goals is our ability to build and retain an exceptional team in which each member plays a unique and important role. Employees of Legacy Hyperfine and Liminal continue as employees following the Business Combination.

We recognize that maintaining an engaged and top-notch workforce and a connection with the communities we serve is critical to our success. Comradery and cohesion are at the core of who we are as a company and are integral facets of our human capital management strategy. We are inspired by each other and the possibilities of what we can achieve together. We understand that in order to drive innovation, we must continuously improve our human capital management strategies and find ways to foster engagement and growth within our organization. To this end, below are some of our initiatives:

Professional Development Programs and Opportunities: Our greatest asset is our employees and we aspire to provide them with opportunities so they can continue to grow and excel in their functions and our company. Professional growth of our employees leads to engagement, development and allows us to leverage opportunities so we can hire and promote key talent from within. Through development planning, we strive for employees at all levels to focus on strengthening the skills required in their current role and potentially their next role. We are focused on building a culture of continuous coaching, feedback and open communication between managers and their direct reports throughout the entire year. We provide managers and employees with training on how to conduct effective forward-looking performance conversations and to set effective goals that are realistic, measurable, attainable, relevant and timebound.

Diversity, Equity and Inclusion: Our commitment to maintaining a top-performing company means investing in and creating ongoing opportunities for employee development in a diverse and inclusive workplace. We believe that a diverse workforce not only positively impacts our performance, fosters innovation, inspires us to achieve greater results, increases our collective capabilities and strengthens our culture, but it also cultivates an essential pipeline of experienced leaders for management. Hiring for diversity of thought, background and experience, and diversity of personal characteristics such as gender, race and ethnicity is intentional and continues to be an area of focus as we build and grow our workforce.

Compensation, Equity and Benefits: We have designed a broad-based compensation program that is designed to attract, retain and motivate our employees to deliver sustainable long-term value. We seek to deliver performance-driven, market competitive reward opportunities commensurate with company and individual performance. Many of our employees receive equity grants and cash bonuses in addition to base salaries and our benefits package. We believe that providing employees with an ownership interest in our company further strengthens the level of employee engagement. Furthermore, equity awards help align the interests of our employees with the long-term interests of our stockholders. We also offer employees a health insurance package.

Governance, Ethics, and Compliance: Our board of directors is committed to robust corporate governance practices, risk oversight, stockholder rights, diversity, equity and inclusion, corporate sustainability, ethics and compliance in order to protect the long-term interests of our company, stockholders and the patients we serve. Our board of directors adopted corporate governance principles applicable to us, including responsible oversight and management of the Company, effective controls and processes, compliance with SEC and Nasdaq Stock Market rules and regulations, maintaining an engaged board of directors and a board structure that recognizes the importance of diversity, appropriate compensation practices, and succession planning, among other matters.

We will continue to evolve and strengthen our human capital management strategies, increase our environmental efforts, maintain and continue to improve our corporate governance practices, and anticipate reporting on other corporate sustainability measures over time.

Sales, Pricing and Marketing

Marketing

Our marketing efforts are focused on accelerating awareness of our products and capabilities in order to create a strong reputation with clinicians and healthcare administrators. Our go-to-market approach features a targeted sales organization complemented by an array of promotional activities including media coverage, tradeshow exhibition, advertising, and live product demonstration. We principally target acute care hospitals and health systems. In the future, we plan to leverage this approach for both our Swoop Scanner and our future products that have similar end markets.

We recognize the role of education in accelerating clinical adoption of our products across the patient care pathway, including healthcare professionals who currently may not themselves be primary users of MRI technology. To support adoption of our product and in addition to our simplified product interface, we have developed training curriculum and tutorials and built a team of clinically trained customer success managers to guide and coach clinicians on the unique features of our device and on the specific clinical application of our technologies.

Sales and Pricing

The Swoop scanner is commercially available in the United States, and we are seeking necessary regulatory authorizations in other major markets, including the United Kingdom, Australia and other countries. We recently received regulatory authorization in New Zealand and Pakistan. We are building our direct commercial infrastructure in the United States and also have plans to sell our products in other countries either through direct sales or through distributors.

We are commercializing our device through two business models: (i) the subscription bundle model, and (ii) the subscription plus ownership model. For both models, we offer subscriptions with software upgrades for 36 or 60 months and an annual pre-payment discount. We have specifically selected these business models to create convenience and widespread adoption.

Subscription bundle model: This model includes a 36-month subscription or a 60-month subscription. The subscription bundle model includes the use of a Swoop scanner and an off-the-shelf tablet for use with the scanner, plus the same subscription benefits provided in the subscription plus ownership model. The subscription fee is based on the term of the subscription, whether prepayment is made, and whether the Swoop scanner will be for commercial or research use.

Subscription plus ownership model: This model provides for the sale of the Swoop scanner, along with an off-the-shelf tablet for use with the scanner, to the customer for an initial payment, which is substantially less expensive than the average cost of $1.2 million for conventional MRI scanners. In addition to purchasing ownership of the system, the customer purchases a 36-month subscription or a 60-month subscription. The subscription fee is based on the term of the subscription, whether prepayment is made, and whether the Swoop scanner will be for commercial or research use.

We believe our subscription-based model has the potential to generate a more predictable recurring revenue stream while helping to foster an ongoing relationship with our customers. To help ensure our customers receive the highest level of customer service, we plan to continue to sell directly to customers and providing ongoing customer support. However, as we expand internationally subject to regulatory authorization in those countries, we may leverage distributors to sell our product depending on the commercial strategy for each country assessed on a country-by-country basis. Through our subscription-based model, we aim to provide MRI systems that are much less expensive than conventional MRI systems and achieve our vision of increasing accessibility to MRI worldwide.

Suppliers and Manufacturing

Our Swoop scanner is built using both custom-made and off-the-shelf components supplied by outside manufacturers and vendors located in the United States, Europe and Asia. One key custom-made component in our Swoop scanner is the magnet, which is manufactured by a single source supplier in Europe. The majority of the other components for the Swoop scanner are off-the-shelf or made using standard processes.

We purchase some of our components and materials used in manufacturing, including magnets, field programmable gate arrays (“FPGAs”), central processing units (“CPUs”) and molded plastics, from single sources. Although we believe that alternative sources of these components and materials would be available, it would take time to identify and validate replacement components, which could negatively affect our ability to supply the Swoop scanner on a timely basis. We cannot give assurances that any alternative supplier would be able to recreate the manufacturing processes currently in use. To mitigate this risk, we typically carry a significant inventory of critical components. We also plan to work with our Swoop scanner device manufacturer, Benchmark Electronics, Inc. ("Benchmark"), to add an additional magnet supplier to the manufacturing process to mitigate the risk to supply of our magnets by the current use of a single supplier.

All of our Swoop scanner devices are manufactured, tested, shipped and supported by Benchmark from its facilities in Nashua, NH. We believe that this manufacturing strategy is efficient and conserves capital. However, in the event it becomes necessary to utilize a different contract manufacturer for our Swoop products, we would experience additional costs, delays and difficulties in doing so, and our business could be harmed.

Key Agreements

Manufacture and Supply Agreement with Benchmark Electronics, Inc.

In October 2018, Legacy Hyperfine entered into a Manufacture and Supply Agreement with Benchmark (the “MSA”). Under the MSA, Benchmark agreed to manufacture our products pursuant to binding purchase orders. Each month, we have agreed to provide Benchmark with a binding purchase order for a period specified by the MSA, as well as a non-binding forecast for each month within such period. If we do not provide the monthly purchase order and forecast update, then the first forecast month of the then-current forecast becomes binding so that a rolling binding commitment to purchase product for the specified period is maintained. The parties have agreed to meet periodically regarding any minimum order quantities of components under the MSA. We also have certain inventory related obligations, including the obligation to purchase excess and obsolete components from Benchmark. Excess components are determined based upon the amount of component inventory that exceeds the build plan for the specified period discussed above. We would be required to purchase such excess inventory and be credited back against future purchases of finished products as the inventory of components is reduced to the amount needed to meet the rolling build plan. Obsolete materials are immediately invoiced once identified. As of February 15, 2022, we have paid approximately $2.2 million for excess components.

Under the terms of the MSA, we granted Benchmark a non-exclusive, non-transferable, revocable, fully-paid, royalty-free license, without the right to sublicense, to use our technology solely to manufacture our products. The MSA provides that we will own any right, title and interest in any improvements or modifications to our technology made in the course of performance of Benchmark’s obligations under the MSA. We and Benchmark also agreed to indemnify each other against certain third-party claims.

The MSA has an initial three-year term and will renew automatically for additional two-year terms unless either party gives 180 days’ prior written notice before the end of the then-current term to the other party electing not to renew the agreement. The MSA or any purchase order under the MSA may be terminated by either party for convenience upon 90 days’ prior written notice to the other party. The MSA may also be terminated by either party by written notice upon the occurrence of (i) a breach by the other party under the agreement which is not cured within 30 days after written notice by the terminating party, (ii) the other party becomes insolvent, dissolves, liquidates or ceases to conduct business or (iii) the occurrence of payment-related breaches. Benchmark may also terminate the agreement upon the filing of any petition against us under bankruptcy or similar laws, where such petition is not vacated within 10 days via court order.

Competition

Several large companies, such as General Electric, Siemens, Philips, Hologic, Varian, Fuji, Toshiba, Canon and Hitachi currently dominate the medical imaging market. High regulatory, distribution, manufacturing and service-related long-term contractual costs represent significant barriers to entry for any new player. We expect that the existing market participants will remain key players in the future.

As a general matter, we view competition on two levels:

•
Conventional MRI systems with which the general public is familiar; and
•
The development of other portable MRI systems with the same or better attributes.

The primary competition comes from established market participants offering conventional MRI systems. While in developing countries we are experiencing keen interest, the United States and other Western regions already have major market participants that are well entrenched in the market with strong political influence and the ability to delay deployment of our systems.

We are not aware of any competing company that has achieved a portable MRI system. To our knowledge, there are several companies currently in the process of developing this technology, including Promaxo, Neuro42 and Huami.

Intellectual Property

Protection of our intellectual property is a strategic priority for our business. We rely on a combination of patents, trademarks, trade secrets and other intellectual property rights protections and contractual restrictions to protect our proprietary technologies.

The patents owned and in-licensed by us are generally directed to the architecture of Legacy Hyperfine’s MRI systems and related technology, and Liminal’s non-invasive brain sensing and treatment devices and related technology. We have developed a portfolio of issued patents and pending patent applications directed to commercial products and technologies for potential development. We believe that our intellectual property is a core strength of our business, and our strategy includes the continued development of our patent portfolio.

Our Swoop® and Related Technology

As of February 15, 2022, Legacy Hyperfine owned approximately 141 issued patents and approximately 293 pending patent applications. Of Legacy Hyperfine’s approximately 141 issued patents, approximately 80 were issued U.S. utility patents and approximately two were issued U.S. design patents. Of Legacy Hyperfine’s approximately 293 pending patent applications, approximately 81 were pending U.S. utility patent applications. In addition, Legacy Hyperfine owned approximately 59 issued patents in foreign jurisdictions, including Australia, Canada, Japan, China, Taiwan, Korea, Hong Kong, Israel, France, Germany, Ireland, Switzerland/Liechtenstein, and the United Kingdom, and approximately 212 pending patent applications in foreign jurisdictions, including Australia, Canada, Europe, Japan, China, Taiwan, Korea, Hong Kong, Israel, and New Zealand, corresponding to the foregoing. In total, Legacy Hyperfine owns approximately 69 patent families generally directed to its MRI system, including magnet design and manufacturing, electronics and circuitry, mechanical aspects, safety features, noise compensation technology, image formation and analysis software, and various other aspects of MRI systems.

These issued patents and pending patent applications (if they were to issue as patents) have expected expiration dates ranging between 2035 and 2042.

Legacy Hyperfine patents and pending patent applications (including types of patent protection and jurisdictions where Legacy Hyperfine has been granted patents or has patent applications pending) directed to its material products are detailed in the table below.

Family Number	Patent Protection Type	Jurisdictions with Pending Applications	Jurisdictions with Granted Patents	Title
1	Utility	AU, CA (2), CN, EP, HK, IL, JP, KR, US	AU (2), CA, CN, HK, JP (2), US (4)	Low field magnetic resonance imaging methods and apparatus
2	Utility	CA, CN, EP, HK, IL, JP, KR, US	AU, CA, CN, HK, IL, JP (2), US (6)	Noise suppression methods and apparatus
3	Utility	AU, CA (2), CN, EP, HK (2), KR, US	AU, JP (2), US (2)	Pulse sequences for low field magnetic resonance
4	Utility		US	Low field magnetic resonance methods and apparatus
5	Utility		US	Methods and apparatus for thermal management of an MRI component by reducing eddy currents
6	Utility	CA, EP, HK (2), KR	AU, CN, JP, MX, TW, US (5)	Magnetic coil power methods and apparatus
7	Utility	EP, HK (2), KR, US	AU, CA, CN, JP, TW, US (2)	Radio frequency coil methods and apparatus
8	Utility	CA, CN, EP, HK, IL, KR, US (2)	AU, CN, HK, JP, TW (2), US (6)	Automatic configuration of a low field magnetic resonance imaging system
9	Utility	AU, CN, EP, HK, JP, KR, US	CA, TW (2), US (2)	Radio frequency coil tuning methods and apparatus
10	Utility	CN, EP, HK (2), JP, KR, US	AU, CA, CN, HK, JP, IL, TW, US (3)	Ferromagnetic augmentation for magnetic resonance imaging
11	Utility	AU, CA, CN, EP, HK, IL, IN, JP, KR, US	CH/LI, DE, FR, GB, IE, TW, US (6)	Systems and methods for automated detection in magnetic resonance images
12	Utility	AU, CA (2), EP, IL, MX, US	CA, CN, HK, JP, KR, TW (2), US (4)	Methods and apparatus for magnetic field shimming
13	Utility	AU, CA (6), CN, EP, HK, IL, JP, KR,	TW (2)	Portable low-field magnetic resonance imaging methods and apparatus
14	Utility	US, counterpart foreign cases in 13 family	US (5)	Electromagnetic shielding for magnetic resonance imaging methods and apparatus
15	Utility	US, counterpart foreign cases in 13 family	US (4)	Portable magnetic resonance imaging methods and apparatus
16	Utility	AU, CA, CN, EP, HK, IL, JP, KR, TW, US (4)	US (2)	Methods and apparatus for patient positioning in magnetic resonance imaging
17	Utility	US (1), counterpart foreign cases in 13 family	US (12)	Low-field magnetic resonance imaging methods and apparatus
18	Utility	Counterpart foreign cases in 13 family	US (5)	Rotatable magnet methods and apparatus for a magnetic resonance imaging system
19	Utility	AU, CA, CN, EP, HK, IL, JP, KR, TW, US (3)	US (3)	Radio-frequency coil signal chain for a low-field MRI system

20	Utility	AU, CA, CN, EP, HK, IL, JP, KR, TW, US	TW, US (2)	Deployable guard for portable magnetic resonance imaging devices
21	Utility	AU, CA, CN, EP, HK, IL, JP, KR, US	TW, US	B0 magnet methods and apparatus for a magnetic resonance imaging system
22	Utility	AU, CA, CN, EP, HK, JP, KR, TW, US (2)		Deep learning techniques for magnetic resonance image reconstruction
23	Utility	AU, CA, CN, EP, HK, JP, KR, TW, US		Medical imaging device messaging service
24	Utility	AU, CA, CN, EP, HK, JP, KR, TW, US	US	Low-field diffusion weighted imaging
25	Utility	AU, CA, CN, EP, HK, JP, KR, TW, US		Deep learning techniques for suppressing artefacts in magnetic resonance images
26	Utility	AU, CA, EP, NZ, TW, US	US	System and methods for grounding patients during magnetic resonance imaging
27	Utility	AU, CA, CN, EP, IL, JP, KR, NZ, TW, US (2)	US	Correcting for hysteresis in magnetic resonance imaging
28	Utility	AU, CA, CN, EP, IL, JP, KR, NZ, US		Techniques for dynamic control of a magnetic resonance imaging system
29	Utility	US (2), PCT		System and methods for detecting electromagnetic interference in patients during magnetic resonance imaging
30	Utility	AU, CA, CN, EP, IL, JP, KR, NZ, TW, US,		Systems and methods for magnetic resonance imaging of infants
31	Utility	US, counterpart foreign cases in 32 family		Deep learning techniques for alignment of magnetic resonance images
32	Utility	AU, CA, CN, EP, IL, JP, KR, NZ, US		Deep learning techniques for generating magnetic resonance images from spatial frequency data
33	Utility	US		Low noise gradient amplification components for mr systems
34	Utility	AU, CA, CN, EP, IL, JP, KR, NZ, US (2)		Systems, devices, and methods for magnetic resonance imaging of infants
35	Utility	US, counterpart foreign cases in 16 family		Patient support bridge methods and apparatus
36	Utility	US (2), PCT		Systems and methods for detecting patient motion during magnetic resonance imaging
37	Utility	US, counterpart foreign cases in 32 family		Multi-coil magnetic resonance imaging using deep learning
38	Utility	US, PCT		Eddy current mitigation systems and methods
39	Utility	US (3), PCT		Artefact reduction in magnetic resonance imaging

40	Utility	US (2), PCT		Techniques for displaying medical image data
41	Utility	US, PCT		Systems and methods for generating three-dimensional medical images using ray tracing
42	Utility	US (2), counterpart foreign cases in 32 family		Self ensembling techniques for generating magnetic resonance images from spatial frequency data
43	Utility	TW, US, PCT		Magnetic resonance imaging magnet assembly systems and methods
44	Utility	US (2), PCT		Ferromagnetic frame for magnetic resonance imaging
45	Utility	US (2), PCT		Permanent magnet assembly for magnetic resonance imaging with non-ferromagnetic frame
46	Utility	US, PCT		Swaged component magnet assembly for magnetic resonance imaging
47	Utility	US, PCT		Techniques for noise suppression in an environment of a magnetic resonance imaging system
48	Design		US	Frame for magnets in magnetic resonance imaging
49	Design		US	Frame for magnets in magnetic resonance imaging
50	Utility	US (2), PCT		Gradient waveform design for low-field magnetic resonance imaging systems
51	Utility	US, PCT		Systems and methods for low-field fast spin echo imaging
52	Utility	US, PCT, TW		Systems and methods for providing operating power to a magnetic resonance imaging (MRI) system
53	Utility	US, PCT		Deep learning methods for noise suppression in medical imaging
54	Utility	US, PCT		Title not publicly available
55	Utility	US, PCT		Title not publicly available
56	Utility	US, PCT		Title not publicly available
57	Utility	US, PCT		Title not publicly available
58	Utility (prov)	US		Title not publicly available
59	Utility (prov)	US		Title not publicly available
60	Utility (prov)	US		Title not publicly available
61	Utility (prov)	US		Title not publicly available
62	Utility (prov)	US		Title not publicly available
63	Utility (prov)	US		Title not publicly available
64	Utility (prov)	US		Title not publicly available
65	Utility (prov)	US		Title not publicly available
66	Utility (prov)	US		Title not publicly available
67	Utility (prov)	US		Title not publicly available
68	Utility (prov)	US		Title not publicly available
69	Utility (prov)	US (2)		Title not publicly available

Liminal Non-Invasive Brain Sensor and Related Technology

As of February 15, 2022, Liminal owned approximately 87 pending patent applications. Of Liminal’s approximately 87 pending patent applications, approximately 22 were pending U.S. utility patent applications. In addition, Liminal owned approximately 65 pending patent applications in foreign jurisdictions, including Australia, Canada, China, Europe, Israel, Japan, Korea, and Taiwan, corresponding to the foregoing. In total, Liminal owns approximately 21 patent families generally directed to its brain sensing products, including stimulation and monitoring components, electronics and circuitry, mechanical aspects, and software including AI software algorithms, and various additional features. These pending patent applications (if they were to issue as patents) have expected expiration dates ranging between 2039 and 2041.

Liminal’s patents and pending patent applications (including types of patent protection and jurisdictions where Liminal has been granted patents or has patent applications pending) directed to its material products are detailed in the table below.

Family Number	Patent Protection Type	Jurisdictions with Pending Applications	Jurisdictions with Granted Patents	Title
1	Utility	AU, CA, CN, EP, IL, JP, KR, TW, US		Systems and methods for a wearable device including stimulation and monitoring components
2	Utility	AU, CA, CN, EP, IL, JP, KR, TW, US		Systems and methods for a wearable device for substantially non-destructive acoustic stimulation
3	Utility	AU, CA, CN, EP, IL, JP, KR, TW, US		Systems and methods for a wearable device for acoustic stimulation
4	Utility	AU, CA, EP, TW, US		Systems and methods for a wearable device for treating a health condition using ultrasound stimulation
5	Utility	AU, CA, CN, EP, IL, JP, KR, TW, US		Systems and methods for a device for steering acoustic stimulation using machine learning
6	Utility	AU, CA, CN, EP, IL, JP, KR, TW, US		Systems and methods for a device using a statistical model trained on annotated signal data
7	Utility	AU, CA, EP, TW, US		Systems and methods for a device for energy efficient monitoring of the brain
8	Utility	AU, CA, EP, TW, US,		Systems and methods for monitoring brain health
9	Utility	TW, US, counterpart foreign cases in 8 family		Systems and methods for monitoring brain health
10	Utility	AU, CA, CN, EP, IL, JP, KR, US		Systems and methods for a brain acoustic resonance intracranial pressure monitor
11	Utility	US, counterpart foreign cases in 10 family		Systems and methods for a skull lamb waves intracranial pressure monitor
12	Utility	US, counterpart foreign cases in 10 family		Systems and methods for a brain acoustic resonance seizure monitor
13	Utility	US, counterpart foreign cases in 10 family		Systems and methods for tumor detection
14	Utility	US, counterpart foreign cases in 10 family		Systems and methods for mapping distribution of intracranial pressure
15	Utility	TW, US, PCT		Device and methods for treating neurological disorders and brain conditions
16	Utility	US, PCT		Ultrasound annular array device for neuromodulation
17	Utility	US, PCT		Methods and apparatus for pulsatility-mode sensing
18	Utility	US, PCT		Methods and apparatus for smart beam-steering
19	Utility (prov)	US		Title not publicly available
20	Utility (prov)	US		Title not publicly available
21	Utility (prov)	US		Title not publicly available

In addition to patents, we also rely on trade secrets, technical know-how, and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information and other intellectual property by generally requiring our employees, consultants, contractors, suppliers, outside scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement. Agreements with our employees also forbid them from using or incorporating the proprietary rights of third parties during their engagement with us. We also generally require confidentiality or material transfer agreements from third parties that receive our confidential data or materials.

License Agreements

We have entered into licenses in the ordinary course of business relating to our technologies or other intellectual property rights or assets.

Exclusive License Agreements with The General Hospital Corporation (d/b/a Massachusetts General Hospital)

Legacy Hyperfine entered into an exclusive license agreement with The General Hospital Corporation (d/b/a Massachusetts General Hospital) (“MGH”) effective in May 2014 (the “May Agreement”) and an exclusive license agreement with MGH effective in June 2014 (the “June Agreement”), respectively, under each of which Legacy Hyperfine acquired an exclusive and worldwide license to specified patent rights owned by MGH relating to MRI technology. The licenses granted to us are subject to the right of MGH and not-for-profit academic, government and other not-for-profit institutions to make and to use the subject matter described or claimed in the rights granted under the licensed patents for research and educational purposes and, for any licensed patents that are supported by federal funding, the licenses granted to us are subject to certain rights, conditions and limitations imposed by U.S. law, including a royalty-free, non-exclusive license granted to the U.S. government and a requirement that any products used or sold in the United States must be manufactured substantially in the United States.

Under the terms of each of the license agreements, we have agreed to pay MGH an annual maintenance fee and agreed to reimburse MGH for certain patent related fees and costs incurred by MGH, including past patent fees and costs. If we enter into a sublicense under either license agreement, we will be obligated to pay MGH a percentage in the mid-teens of certain consideration paid to us by the sublicensee. As of February 15, 2022, the aggregate amounts paid under the May Agreement and June Agreement were $25,522 and $19,762, respectively.

We are required to use commercially reasonable efforts to develop and commercialize licensed products and licensed processes under each of the license agreements. In particular, we were required to achieve a specified development and commercialization milestone by a specified date.

Under the terms of each of the license agreements, MGH has retained the right to practice the licensed patent rights within the licensed fields for research and educational purposes only.

Each of the license agreements expires upon the expiration of the last to expire licensed patent, which is set to expire in 2035. We have the right to terminate either agreement for any reason by giving advance written notice to MGH. MGH has the right to terminate either agreement if we fail, subject to a specified cure period, to pay any amounts due and payable under either agreement to MGH, we otherwise materially breach either agreement and fail to cure such breach within a specified cure period, we fail to maintain insurance coverage as required under either agreement, we become insolvent, or make an assignment for the benefit of our creditors, or have a petition in bankruptcy filed for or against us, or we or a sublicensee challenges the licensed patent rights in a legal or administrative proceeding. Either agreement otherwise terminates upon the expiration or abandonment of all licensed patents and patent applications.

Government Regulation

Diagnostic and therapeutic medical devices like those we developed and distributed are subject to regulation by numerous regulatory bodies, including the U.S. Food and Drug Administration (“FDA”) and comparable international regulatory agencies. These agencies require developers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, packaging, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device can be approved for marketing and commercial distribution. In addition, healthcare regulatory bodies in the United States and around the world impose a range of requirements related to paying for medical devices and the procedures in which they are used, including laws intended to prevent fraud, waste, and abuse of healthcare dollars.

U.S. Laws and Regulations

In the United States, medical devices are subject to extensive regulation at the federal level by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The laws and regulations govern, among other things, medical device design and development, nonclinical and clinical testing, pre-market clearance, authorization or approval, establishment registration and product listing, product manufacturing, product packaging and labeling, product storage, advertising and promotion, product distribution, recalls and field actions, servicing and post-market clinical surveillance. A number of U.S. states also impose licensing and compliance regimes on companies that manufacture or distribute prescription devices into or within the state.

Some of our products are also subject to the Radiation Control for Health and Safety Act, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for electronic products that emit radiation, such as magnetic resonance imaging systems.

In addition, the commercialization and use of our devices in the United States is subject to regulation by the U.S. Department of Health and Human Services (“HHS”) and state agencies responsible for reimbursement and regulation of payment for healthcare items and services. Federal laws and regulations apply primarily in connection with government payer programs such as the Medicare and Medicaid programs, but state laws apply more broadly, encompassing healthcare items and services covered by private payers. At the state and federal level, the government’s interest is in regulating the quality and cost of healthcare and protecting the independent clinical judgment of licensed healthcare providers.

The Federal Trade Commission (“FTC”) also oversees the advertising and promotion of our products pursuant to broad authority to police deceptive advertising for goods or services within the United States. Under the Federal Trade Commission Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. In the context of performance claims for products such as our goods and services, compliance with the FTC Act includes ensuring that there is scientific data to substantiate the claims being made, that the advertising is neither false nor misleading, and that any user testimonials or endorsements we or our agents disseminate related to the goods or services comply with disclosure and other regulatory requirements. In addition, with respect to our commercial products and any future products that are marketed as clinical products, FDA’s regulations applicable to medical device products prohibit them from being promoted for uses not within the scope of a given product’s intended use(s), among other promotional and labeling rules applicable to products subject to the FDCA.

Further, medical device systems that include wireless radio frequency transmitters and/or receivers are subject to equipment authorization requirements in the United States. The Federal Communications Commission (“FCC”) requires advance clearance of all radio frequency devices before they can be sold or marketed in the United States. These clearances ensure that the proposed products comply with FCC radio frequency emission and power level standards and will not cause interference.

When Liminal’s products are marketed for clinical monitoring or therapeutic uses, they will be regulated by the FDA as medical devices. It is presently unclear what level of risk the agency will assign to such products, what special controls may be imposed on such products (if any), and what regulatory requirements would be applicable to such products.

FDA Regulation of Medical Devices

Medical devices must undergo pre-market review by and receive clearance, authorization, or approval from the FDA prior to commercialization, unless the device is of a type exempted from such review by statute, regulation, or an FDA exercise of enforcement discretion. The FDA classifies medical devices into three classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk). The FDA generally must clear or approve the commercial sale of most new medical devices that fall within product categories designated as Class II and III. Commercial sales of most Class II and III medical devices within the United States must be preceded either by pre-market notification and FDA clearance pursuant to Section 510(k) of the FDCA (Class II) or by the granting of a pre-market approval (“PMA”) (Class III), after a pre-market application is submitted. Both 510(k) notifications and PMA applications must be submitted to FDA with significant user fees (over $12,000 for a 510(k) and $374,000 for a PMA in FY 2022), although reduced fees for small businesses are available. Class I devices are generally exempt from pre-market review and notification, as are some moderate-risk Class II devices. Manufacturers of all classes of devices must comply with FDA’s Quality System Regulation (“QSR”), establishment registration, medical device listing, labeling requirements, and medical device reporting (“MDR”) regulations, which are collectively referred to as medical device general controls. Class II devices may also be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling. Some Class I and Class II devices may be exempted by regulation from the requirement of compliance with substantially all of the QSR.

510(k) Clearance Pathway

A 510(k) pre-market notification must contain information sufficient to demonstrate that the new device is substantially equivalent to a device commercially distributed prior to May 28, 1976 or to a device that has been determined by the FDA to be substantially equivalent to such a so-called “pre-amendments” device. To obtain 510(k) clearance for a non-exempt Class II device, the product developer must submit a pre-market notification to FDA demonstrating that its product is substantially equivalent to such a predicate device. The FDA’s 510(k) clearance process generally takes from three to 12 months from the date the application is submitted, but it may take significantly longer if FDA has significant questions or needs more information about the new device or its manufacturing or quality controls.

As part of the 510(k) notification process for Class II devices that have an existing classification regulation available for purposes of the regulatory filing, the FDA may require the following:

•
Development of comprehensive product description and indications for use.
•
Completion of extensive nonclinical tests and/or animal studies, performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations, as well as any performance standards or other testing requirements established by FDA through regulations or device-specific guidance.
•
Comprehensive review of one or more predicate devices and development of data supporting the new product’s substantial equivalence to such predicate devices.

Assuming successful completion of all required testing, a detailed 510(k) notification is submitted to the FDA requesting clearance to market the product. This premarket notification includes all relevant data from pertinent nonclinical studies and clinical trials (if applicable), together with detailed information relating to the product’s manufacturing controls and proposed labeling, and other relevant documentation. The FDA evaluates all 510(k) submissions prior to filing for substantive review based on specific acceptance criteria and may issue a refuse-to-accept notification if the submission is deficient with respect to any of the established criteria. If the FDA determines that the applicant’s device is substantially equivalent to the identified predicate device(s), the agency will issue a 510(k) clearance letter that authorizes commercial marketing of the device for one or more specific indications for use. If the FDA determines that the applicant’s device is not substantially equivalent to the predicate device(s), the agency will issue a not-substantially-equivalent letter stating that the new device may not be commercially distributed.

After a new medical device receives 510(k) clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require the submission of a PMA. The FDA requires each manufacturer to make the determination of whether a device modification requires a new 510(k) notification or PMA in the first instance, but the FDA may review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA for a particular change, the FDA may retroactively require the manufacturer to submit a 510(k) pre-market notification or a PMA. The FDA may also require the manufacturer to cease U.S. marketing and/or recall any distributed units of the modified device until 510(k) clearance or PMA approval for the modification is obtained.

De Novo Classification

If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. However, if such a device would be considered low or moderate risk (in other words, it does not rise to the level of requiring the approval of a PMA), it may be eligible for the De Novo classification process. The De Novo classification process allows a device developer to request that the novel medical device be reclassified as either a Class I or Class II device, rather than having it regulated as a high-risk Class III device subject to the PMA requirements. If the manufacturer seeks reclassification into Class II, the classification request must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device.

Under the FDCA, the FDA is required to classify a device within 120 days following receipt of the De Novo classification request from an applicant; however, the most recent FDA performance review goals state that in fiscal year 2022, FDA will attempt to issue a decision within 150 days of receipt on 70% of De Novo requests received during fiscal year 2022. De Novo classification requests are subject to user fees, unless a specific exemption applies (over $112,000 in FY 2022).

As with the 510(k) pre-market notification process described above, any modification to a device authorized through the De Novo process that could significantly affect the safety or effectiveness of such device, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require the submission of a PMA.

In October 2021, FDA issued a final rule that would formally codify requirements for the medical device De Novo process and the procedures and criteria for product developers to file a De Novo classification request (86 Fed. Reg. 54,826). Over the twenty years preceding the final rule, the De Novo process has been implemented by FDA pursuant to statutory authorities and somewhat organically through informal guidance and iterative changes by Congress. Although the final rule does not affect marketed products such as our marketed products, and likely will not be expected to impact products in current development, the FDA’s goals in promulgating the final rule are to create a predictable, consistent, and transparent De Novo classification process for innovative medical device developers.

As an alternative to the De Novo classification process, a company could also file a reclassification petition seeking to change the automatic Class III designation of a novel post-amendment device under Section 513(f)(3) of the FDCA. FDA can also initiate reclassification of an existing device type on its own initiative. In December 2018, FDA issued a final rule to clarify the administrative process through which the FDA reclassifies a medical device. To reclassify a device under Section 513(e) of the FDCA, the FDA must first publish a proposed reclassification order that includes a summary of the valid scientific evidence that supports the reclassification; convene a device classification panel meeting; and consider comments to the public docket before it then publishes a final reclassification order in the Federal Register.

Pre-market Approval Pathway

Our point-of-care MRI systems have been classified and are regulated as Class II devices, although future products that we develop may be classified as Class III devices. Products classified by FDA as Class III generally require marketing approval via a PMA. A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, nonclinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use(s). A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, it is considered “filed” and the FDA begins an in-depth review of the submitted information. During this substantive review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with the QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures.

FDA review of a PMA application is required to be completed within 180 days of the application’s filing date although the process generally takes between one and three years, but may take significantly longer. The current user fee agreement between FDA and the medical device industry sets as a target for PMA reviews to be completed in under one year. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•
the product may not be safe or effective for its intended use(s) to the FDA’s satisfaction;
•
the data from the applicant’s nonclinical studies and clinical trials may be insufficient to support approval;

•
the manufacturing process or facilities that the applicant uses may not meet applicable requirements; and
•
changes in FDA approval policies or adoption of new regulations may require additional data to demonstrate the safety or effectiveness of the device.

If an FDA evaluation of a PMA application or manufacturing facilities is favorable, the FDA will either issue an approval letter, or approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA.

When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of a device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA may also determine that additional trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy. PMA approval may also be granted with post-approval requirements such as the need for additional patient follow-up for an indefinite period of time.

New PMA applications or PMA supplements may be required for modifications to the manufacturing process, labeling, device specifications, materials or design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive clinical data or the convening of an advisory panel.

Clinical Investigations Using Devices in Development

Clinical trials are almost always required to support a PMA application and are sometimes required for a De Novo classification request or 510(k) pre-market notification. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, an investigator acting on behalf of the company must, among other things, apply for and obtain Institutional Review Board (“IRB”) approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the company sponsoring the investigation (referred to as the “sponsor”) must also submit and obtain FDA approval of an Investigational Device Exemption (“IDE”) application. An IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of study participants, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by a duly-appointed IRB for clinical trial site. FDA’s IDE regulations govern investigational device labeling, prohibit promotion, and specify an array of Good Clinical Practice (“GCP”) requirements, which include, among other things, recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product.

The commencement or completion of any of our clinical trials may be delayed or halted, or be inadequate to support approval of a PMA application (or FDA’s grant of a De Novo classification request or clearance of a 510(k) notification, as applicable), for numerous reasons, including, but not limited to, the following:

•
the FDA, the IRB(s), or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;
•
participants do not enroll in clinical trials at the expected rate;
•
participants do not comply with trial protocols;
•
participant follow-up is not at the expected rate;
•
patients experience adverse side effects;
•
participants die during a clinical trial, even though their death may not be related to the investigational products;

•
IRBs and third-party clinical investigators may delay or reject the sponsor’s trial protocol;
•
third-party clinical investigators decline to participate in a trial or do not perform a trial on the sponsor’s anticipated schedule or consistent with the clinical trial protocol, GCPs or other FDA requirements;
•
the sponsor or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans;
•
third-party clinical investigators have significant financial interests related to the sponsor or the study that the FDA deems to make the study results unreliable, or the sponsor or investigators fail to disclose such interests;
•
unfavorable regulatory inspections of the sponsor’s clinical trial sites or manufacturing facilities, which may, among other things, require the sponsor to undertake corrective action or suspend or terminate the sponsor’s clinical trials;
•
changes in governmental regulations or administrative actions applicable to the sponsor’s trial protocols;
•
the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness; and
•
the FDA concludes that the results from the sponsor’s trial and/or trial design are inadequate to demonstrate safety and effectiveness of the product.

Ongoing Post-Market Regulatory Requirements and FDA Enforcement

In 2020, Legacy Hyperfine received 510(k) clearance from the FDA for its point-of-care MRI system. In addition, our proprietary BrainInsight product is fully automated MRI post-processing medical software that is regulated as a picture archiving and communications system, which may include both hardware and software components, and which is classified by FDA as a Class II medical device. BrainInsight received 510(k) marketing clearance in January 2021 for use in automatic labeling, spatial measurement, and volumetric quantification of brain structures from a set of low-field MR images and to return annotated and segmented images, color overlays, and reports. More recently, in November 2021, Legacy Hyperfine received 510(k) clearance for its new advanced image reconstruction technology using deep learning.

After a medical device is authorized for marketing and placed in commercial distribution (or, for 510(k)-exempt products, placed into commerce without first obtaining FDA clearance or approval), numerous regulatory requirements apply. These general controls that must be met for all device classes include:

•
establishment registration and device listing;
•
the QSR, which requires manufacturers, including third-party manufacturers, to follow design, testing, control, storage, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures;
•
labeling regulations, which govern the mandatory elements of the device labels and packaging (including Unique Device Identifier markings for certain categories of products);
•
FDA’s prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses and other requirements related to promotional activities;
•
the MDR regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;
•
voluntary and mandatory device recalls to address problems when a device is defective and/or could be a risk to health;
•
correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and
•
post-market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

FDA’s MDR requirements also extend to healthcare facilities that use medical devices in providing care to patients, or “device user facilities,” which include hospitals, ambulatory surgical facilities, nursing homes, outpatient diagnostic facilities, or outpatient treatment facilities, but not physician offices. A device user facility must report any device-related death to both the FDA and the device manufacturer, or any device-related serious injury to the manufacturer (or, if the manufacturer is unknown, to the FDA) within 10 days of the event. Device user facilities are not required to report device malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur but may voluntarily report such malfunctions through MedWatch, the FDA’s Safety Information and Adverse Event Reporting Program.

To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA and certain state authorities. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may lead to any of the following sanctions:

•
Warning Letters or Untitled Letters that require corrective action;
•
fines and civil penalties;
•
unanticipated expenditures;
•
delays in approving/clearing or refusal to approve/clear any of our future products;
•
FDA refusal to issue certificates to foreign governments needed to export our products for sale in other countries;
•
suspension or withdrawal of FDA approval or clearance (as may be applicable);
•
product recall or seizure;
•
partial suspension or total shutdown of production;
•
operating restrictions;
•
injunctions or consent decrees; and
•
civil or criminal prosecution.

We and any of our contract manufacturers, and some suppliers of components or device accessories, are required to manufacture medical device products in compliance with current Good Manufacturing Practice requirements set forth in the QSR, unless explicitly exempted by regulation. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic pre-scheduled or unannounced inspections that may include registered manufacturing facilities of our subcontractors. Following such inspections, FDA may issue reports known as Forms FDA 483 or Notices of Inspectional Observations, which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, which are notices of intended enforcement actions against the manufacturer. For less serious violations that may not rise to the level of regulatory significance, FDA may issue Untitled Letters. FDA may take more significant administrative or legal action if a manufacturer continues to be in substantial noncompliance with applicable regulations.

For example, if the FDA believes we or any of our contract manufacturers or regulated suppliers are not in compliance with these requirements and patients are being subjected to serious risks, it can shut down manufacturing operations, require recalls of our medical device products, refuse to approve new marketing applications, initiate legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business. We may be unable to comply with all applicable FDA regulations.

U.S. Fraud and Abuse Laws and Other Compliance Requirements

Successfully commercializing a medical device or technology depends not on only FDA approval, but also on broad health insurance or third party payor coverage. Government and private payors institute coverage criteria to ensure the appropriate utilization of products and services and to control costs. Limited third party payor coverage for a technology or procedure may limit adoption and commercial viability, while broader coverage supports optimal market uptake. Favorable coverage decisions by government payors like Medicare or Medicaid is critical because private payors typically follow the government’s lead regarding reimbursement. However, manufacturers whose technology is reimbursed by government payors are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse. These laws can be implicated by inappropriate sales and marketing arrangements with healthcare providers. Many commonly accepted commercial practices are illegal in the healthcare industry and violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in U.S. federal and state healthcare programs, including Medicare and Medicaid.

Anti-kickback Laws. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. The Department of Health and Human Services - Office of the Inspector General, has issued regulations, commonly known as safe harbors, which set forth certain provisions that, if satisfied in their entirety, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor element may result in increased scrutiny by government enforcement authorities or invite litigation by private citizens under federal whistleblower laws. The Anti-Kickback law is broadly interpreted and aggressively enforced with the result that beneficial commercial arrangements can be criminalized in the healthcare industry because of the Anti-Kickback law.

The penalties for violating the federal Anti-Kickback Statute include imprisonment for up to ten years, fines of up to $100,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the government programs such as Medicare and Medicaid.

Federal False Claims Act. The federal False Claims Act prohibits knowingly presenting, or causing to be presented a false claim or the knowing use of false statements or records to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,181 and $22,363 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare companies may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation. In addition, the Affordable Care Act amended federal law to provide that a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.

Federal Physician Self-Referral Law. The Federal Physician Self-Referral Law, also referred to as the Stark Law, prohibits a physician (or an immediate family member of a physician) who has a financial relationship with an entity from referring patients to that entity for certain designated health services, including durable medical equipment and supplies, payable by Medicare, unless an exception applies. The Stark Law also prohibits such an entity from presenting or causing to be presented a claim to the Medicare program for such designated health services provided pursuant to a prohibited referral, and provides that certain collections related to any such claims must be refunded in a timely manner. Exceptions to the Stark Law include, among other things, exceptions for certain financial relationships, including both ownership and compensation arrangements. The Stark Law is a strict liability statute: to the extent that the statute is implicated and an exception does not apply, the statute is violated. In addition to the Stark Law, many states have implemented similar physician self-referral prohibitions that may extend to Medicaid, third party payors, and self-pay patients. Violations of the Stark Law must be reported and unauthorized claims must be refunded to Medicare in order to avoid potential liability under the federal False Claims Act for avoiding a known obligation to return identified overpayments. Violations of the Stark Law, the Anti-Kickback Statute, the Civil Monetary Penalties Law and/or the federal False Claims Act can also form the basis for exclusion from participation in federal and state healthcare programs.

Civil Monetary Penalties Law. The Civil Monetary Penalties Law (“CMPL”) authorizes the imposition of substantial civil money penalties against an entity that engages in certain prohibited activities including but not limited to violations of the Stark Law or Anti-Kickback Statute, knowing submission of a false or fraudulent claim, employment of an excluded individual, and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider for which payment may be made in whole or part by a federal healthcare program, commonly known as the Beneficiary Inducement CMP. Remuneration is defined under the CMPL as any transfer of items or services for free or for less than fair market value. There are certain exceptions to the definition of remuneration for offerings that meet the Financial Need, Preventative Care, or Promoting Access to Care exceptions (as defined in the CMPL). Sanctions for violations of the CMPL include civil monetary penalties and administrative penalties up to and including exclusion from participation in federal healthcare programs.

State Analogs of Federal Fraud and Abuse Laws. Many U.S. states have their own laws intended to protect against fraud and abuse in the healthcare industry and more broadly. In some cases these laws prohibit or regulate additional conduct beyond what federal law affects. Penalties for violating these laws can range from fines to criminal sanctions.

HIPAA. The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009, and implementing regulations (“HIPAA”), created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

FCPA and Other Anti-Bribery and Anti-Corruption Laws. The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA would include interactions with certain healthcare professionals or organizations in many countries. Our present and future business has been and will continue to be subject to various other U.S. and foreign laws, rules and/or regulations.

Physician Payment Sunshine Act. Manufacturers of U.S. FDA-regulated devices reimbursable by federal healthcare programs are subject to the Physician Payment Sunshine Act, which requires manufacturers to track and annually report certain payments and other transfers of value made to U.S.-licensed physicians or U.S. teaching hospitals. As a manufacturer of U.S. FDA regulated devices reimbursable by federal healthcare programs, we are subject to this law. We are also required to report certain ownership interests held by physicians and their immediate family members. In 2018, the law was extended to require tracking and reporting of transfers of value to physician assistants, nurse practitioners, and other mid-level practitioners. The law carries penalties of up to $1.15 million per year for violations, depending on the circumstances, and payments reported also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute, Stark Law and other healthcare laws.

In addition, there has been a recent trend of increased federal and state regulation of payments and other transfers of value provided to healthcare professionals and entities. Similar to the federal law, certain states also have adopted marketing and/or transparency laws relevant to device manufacturers, some of which are broader in scope. Certain states also mandate that device manufacturers implement compliance programs. Other states impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. The need to build and maintain a robust compliance program with different compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements, resulting in fines and penalties.

U.S. and European Data Security and Data Privacy Laws

HIPAA, as well as a number of other federal and state privacy-related laws, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information” or “PHI.” HIPAA applies to health plans, healthcare providers who engage in certain standard healthcare transactions electronically, such as electronic billing, and healthcare clearinghouses, all of which are referred to as “covered entities” under HIPAA. State imposed health information privacy and security laws typically apply based on licensure, for example, licensed providers or licensed entities are limited in their ability to use and share health information.

Additionally, all states have enacted legislation protecting the privacy and security of “personal information” such as identifiable financial or health information, social security number and credit card information. These laws overlap and apply simultaneously with federal privacy and security requirements and regulated entities must comply with all of them. The California Consumer Privacy Act (“CCPA”), which went into effect January 1, 2020, is one of the most restrictive state privacy laws, protecting a wide variety of personal information and granting significant rights to California residents with respect to their personal information. In dealing with health information for the development of its technology or for commercial purposes, we will be indirectly affected by HIPAA and state-imposed health information privacy and security laws because these laws regulate the ability of our customers and research collaborators to share health information with us. Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to employee information or other personal information that we collect.

In the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of personal and patient data across the healthcare industry became stronger in May 2018. The EU General Data Protection Regulation, (“GDPR”) applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of our total global turnover of the preceding fiscal year, whichever is higher. The GDPR sets out a number of requirements that must be complied with when handling the personal data of such European Union-based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g. access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance measures. Noncompliance could result in the imposition of fines, penalties, data lockup or orders to stop noncompliant activities. We may be subject to GDPR if we undertake operations in the EU, offer products or services to individuals in the EU or monitor the behavior of individuals within the EU. Our research activities in the EU currently implicate the GDPR and if we undertake commercial operations in the EU, offer products or services to individuals in the EU or monitor the behavior of individuals within the EU, we will have additional compliance obligations.

We could also be subject to evolving European Union laws on data export, for transfers of data outside the European Union to themselves, group companies or third parties. The GDPR only permits exports of data outside the European Union to jurisdictions that ensure an adequate level of data protection. The United States has not been deemed to offer an adequate level of protection, so in order for us to transfer personal data from the EU to the United States, we must identify a legal basis for data transfer (e.g., the European Union Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (a) calls into question commonly relied upon data transfer mechanisms as between the European Union member states and the United States (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and future actions of European Union data protection authorities are difficult to predict.

Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, while the Data Protection Act of 2018 that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area to the United Kingdom will remain lawful under GDPR.

International Regulation of Medical Devices

International marketing and distribution of medical devices are subject to regulation by foreign governments, and such regulations may vary substantially from country to country. The time required to obtain marketing authorization in a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries.

The primary regulatory environment in Europe is that of the European Economic Area (the “EEA”), which is comprised of the 27 Member States of the European Union (the “EU”), Iceland, Liechtenstein and Norway. In the EEA, medical devices were previously required to comply with the Essential Requirements defined in Annex I to the EU Medical Devices Directive (“MDD”) (applicable in the non-EU EEA Member States via the Agreement on the European Economic Area), a coordinated system for the authorization of medical devices. The directives and standards outlined in the MDD regulate the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive are entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the EEA. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body,” an organization designated by an EU country to assess a product’s conformity with the applicable legal requirements. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the EU is required in order for a manufacturer to commercially distribute the product throughout the EU.

In 2017, European Union regulatory bodies finalized a new Medical Device Regulation, which replaced the existing MDD framework and provided three years for transition and compliance, for a final effective date of May 26, 2020. As a result of the COVID-19 pandemic, however, the European Parliament voted in April 2020 to postpone implementation of the Medical Device Regulation by one year, giving the medical device industry and Notified Bodies until May 26, 2021 to come into compliance. The Medical Device Regulation changes several aspects of the existing regulatory framework for medical device marketing in Europe and is expected to result in increased regulatory oversight of all medical devices marketed in the EU, which may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the European market. In particular, the new regulations, among other things:

•
strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•
establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•
improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•
set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•
strengthen the rules for the assessment of certain high-risk devices, which may have to undergo an additional check by experts before they are placed on the market.

European medical device manufacturers and distributors are currently benefiting from a grace period for legacy MDD certificates that lasts until May 26, 2024. For a product to qualify for the grace period, there must be no significant changes to such a legacy medical device as described in its existing MDD certificate; the recertification process under the Medical Device Regulation requires a demonstration that the performance and the safety of the currently marketed medical device has been maintained and that the system meets the new regulatory requirements.

Outside of the European Union, regulatory authorization needs to be sought on a country-by-country basis in order for the company to market their products. Some countries have adopted medical device regulatory regimes, such as the Classification Rules for Medical Devices published by the Hong Kong Department of Health, the Health Sciences Authority of Singapore regulation of medical devices under the Health Products Act, and Health Canada’s risk classification system for invasive devices, among others. Each country may have its own processes and requirements for medical device licensing, approval/clearance, and regulation, therefore requiring the company to seek marketing authorizations on a country-by-country basis.

In addition, as previously noted, the United Kingdom left the European Union on January 31, 2020, with a transitional period that expired on December 31, 2020. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement (“TCA”), which came into effect on January 1, 2021. The TCA does not specifically refer to medical devices. However, as a result of Brexit, the Medical Device Regulation will not be implemented in the UK, and previous legislation that mirrored the Medical Device Regulation in the UK law has been revoked. The regulatory regime for medical devices in the UK will continue to be based on the requirements derived from EU legislation as of January 21, 2020, and the UK may choose to retain regulatory flexibility or align with the Medical Device Regulation going forward. CE markings will continue to be recognized in the UK, and certificates issued by EU recognized Notified Bodies will be valid in the UK, until June 30, 2023. For medical devices placed on the UK market after this period, the UK Conformity Assessment (“UKCA”) marking will be mandatory. In contrast, UKCA marking and certificates issued by UK Notified Bodies will not be recognized on the EU market. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). Depending on which countries products will ultimately be sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in the UK.

In addition, outside the United States, a range of anti-bribery and anti-corruption laws, as well as some industry-specific laws and codes of conduct, apply to the medical device industry and interactions with government officials and entities and healthcare professionals. Such laws include, but are not limited to the UK Bribery Act of 2010. Further, the European Union member countries have emphasized a greater focus on healthcare fraud and abuse and have indicated greater attention to the industry by the European Anti-Fraud Office. Countries in Asia have also become more active in their enforcement of anti-bribery laws and with respect to procurement and supply chain fraud.

Corporate Information

HealthCor was incorporated as a Cayman Islands exempted company on November 18, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. Legacy Hyperfine was incorporated under the laws of the State of Delaware on February 25, 2014 under the name “Hyperfine Research, Inc.” On May 25, 2021, the name of Legacy Hyperfine was changed to “Hyperfine, Inc.” Liminal was incorporated under the laws of the State of Delaware on September 21, 2018 under the name “EpilepsyCo Inc.” On July 20, 2020, the name of Liminal was changed to “Liminal Sciences, Inc.” On December 21, 2021, HealthCor changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation, incorporated under the laws of the State of Delaware. On December 22, 2021, HealthCor, Legacy Hyperfine and Liminal completed the Business Combination, pursuant to which each of Legacy Hyperfine and Liminal became a wholly owned subsidiary of HealthCor, HealthCor’s corporate name was changed to Hyperfine, Inc., Legacy Hyperfine’s corporate name was changed to Hyperfine Operations, Inc., Liminal’s corporate name was changed to Liminal Operations, Inc. (which was subsequently changed to Liminal Sciences, Inc.), and the business of Legacy Hyperfine and Liminal became the business of the Company. Our principal executive offices are located at 351 New Whitfield Street, Guilford, Connecticut 06437, and our telephone number is (203) 458-7100.

Information Available on the Internet

Our internet address is https://hyperfine.io, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our web site address in this report only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Item 1A. RISK FACTORS

Except for the historical information contained herein, this report contains forward-looking statements that involve risks and uncertainties. These statements include projections about our finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this report.

You should consider carefully the following risk factors, together with all of the other information included in this report. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Unless the context otherwise requires, references in this section to “we,” “us,” “our” and the “Company” refer to Hyperfine, Inc. and its subsidiaries following the Business Combination, or to Legacy Hyperfine, Liminal, or HealthCor prior to the Business Combination, as the case may be.

Risks Related to Our Financial Condition and Capital Requirements

We are an early-stage life sciences technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.

We are an early-stage life sciences technology company, and have incurred significant losses since Legacy Hyperfine and Liminal formed in 2014 and 2018, respectively, and expect to continue to incur losses in the future. We incurred net losses of $64.9 million and $23.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $136.3 million. These losses and accumulated deficit were primarily due to the substantial investments made to develop and improve our technology and products. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of our products and research and development efforts for additional products. These efforts may prove more costly than we currently anticipate. We have just begun generating product revenue but may never generate revenue sufficient to offset our expenses, or at all. In addition, as a public company, we will incur significant legal, accounting, administrative, insurance and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we become profitable, will sustain profitability.

We have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance. As such, you cannot rely upon our historical operating performance to make an investment or voting decision regarding us.

We have generated limited revenue from the sale of our products and services to date and have incurred significant losses. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have not yet achieved wide market acceptance for our products, produced our products at scale, refined our sales model, or conducted at scale sales and marketing activities necessary for successful mass product adoption. Consequently, predictions about our future success or viability are highly uncertain and may not be as accurate as they could be if we had a longer operating history or a company history of successfully developing and commercializing products.

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We will need to transition from a company in the early commercialization stage to large scale commercialization, and we may not be successful in such a transition. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we will use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.

We may need to raise additional capital to fund commercialization plans for our products, including manufacturing, sales and marketing activities, expand our investments in research and development, and commercialize new products and applications.

Our operations have consumed substantial amounts of cash since inception. We expect to use the funds received in connection with the Business Combination to develop and further commercialize our products, develop new products, and for working capital and general corporate purposes. We may require additional capital to further develop and commercialize our products and to develop new products. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any future financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Class A common stock to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or products or otherwise agree to terms that are unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, raising additional capital through the issuance of equity or convertible debt securities would cause dilution to holders of our equity securities, and may affect the rights of then-existing holders of our equity securities. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Our operating results may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside our control, including, but not limited to:

•
the timing and amount of expenditures that we may incur to develop, commercialize or acquire additional products and technologies or for other purposes, such as the expansion of our sales team and our facilities;
•
changes in governmental funding of life sciences research and development or changes that impact budgets or budget cycles;
•
pricing actions, such as the pricing adjustments we made to our subscription plus ownership model during the first quarter of 2022 in which we increased the price of the device while lowering the price of the monthly subscription;
•
seasonal spending patterns of our customers;
•
the timing of when we recognize any revenues;
•
future accounting pronouncements or changes in our accounting policies;
•
the outcome of any future litigation or governmental investigations involving the Company, our industry or both;
•
higher than anticipated service, replacement and warranty costs;
•
the impact of the COVID-19 pandemic on the economy, investment in the life sciences and medical technology industries, our business operations, and resources and operations of our suppliers, future distributors and current and potential customers;

•
the impact of political instability and military conflict, such as the conflict in Ukraine, which has resulted in instability in the global financial markets and export controls, and which could result in supply disruptions for us, including because one key custom-made component in our Swoop scanner is the magnet, which is manufactured by a single source supplier in Europe, and which could also have a material adverse impact on our sales in affected markets; and
•
general industry, economic and market conditions and other factors, including factors unrelated to our operating performances or the operating performance of our competitors.

The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful.

This variability and unpredictability could also result in us failing to meet the expectations of industry or financial analysts or investors for any period. If we are unable to further commercialize products or generate revenue, or if our operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the market price of our Class A common stock could decline.

Risks Related to Our Businesses

Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for our technology.

We have developed, and are engaged in the development of, MRI solutions and non-invasive neural monitoring technology. We are commercializing our Swoop® Portable MRI System™ to address limitations of current imaging technologies. Other product candidates, such as our non-invasive brain vital sensors, are currently under development. Our success will depend on the acceptance of our products and services in the U.S. and international healthcare markets. The marketplace may not be receptive to our products and services over competing products, including conventional MRI systems used in hospitals, imaging centers and physicians’ offices, and we may be unable to compete effectively. Factors that could affect our ability to successfully further commercialize our current products and services and to commercialize any potential future products and services include:

•
challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges; and
•
dependence upon physicians’ and other healthcare practitioners’ acceptance of our products.

We cannot assure investors that our current products and services or any future products and services will gain broad market acceptance. If the market for our current products and services or any future products and services fails to develop or develops more slowly than expected, or if any of our products or services do not achieve or sustain market acceptance, our business and operating results would be materially and adversely affected.

Medical device development is costly and involves continual technological change, which may render our current or future products obsolete.

The market for point-of-care medical devices is characterized by rapid technological change, medical advances and evolving industry standards. Any one of these factors could reduce the demand for our devices or services or require substantial resources and expenditures for research, design and development to avoid technological or market obsolescence.

Our success will depend on our ability to enhance our current technology, products and services and develop or acquire and market new technologies to keep pace with technological developments and evolving industry standards, while responding to changes in customer needs. A failure to adequately develop or acquire device enhancements or new devices that will address changing technologies and customer requirements adequately, or to introduce such devices on a timely basis, may have a material adverse effect on our business, financial condition and results of operations.

We might have insufficient financial resources to improve existing devices, advance technologies and develop new devices at competitive prices. Technological advances by one or more competitors or future entrants into the field may result in our current devices becoming non-competitive or obsolete, which may decrease revenues and profits and adversely affect our business and results of operations.

We may encounter significant competition across our existing and future planned products and services and in each market in which we sell or plan to sell our products and services from various companies, many of which have greater financial and marketing resources than us. Our primary competitors include several large companies which currently dominate the medical imaging market, including General Electric, Siemens, Philips, Hologic, Varian, Fuji, Toshiba, Canon and Hitachi.

In addition, our competitors, some of which are well-established manufacturers with significant resources, may engage in aggressive marketing tactics. Competitors may also possess the ability to commercialize additional lines of products, bundle products or offer higher discounts and incentives to customers in order to gain a competitive advantage. If the prices of competing products are lowered as a result, we may not be able to compete effectively.

We will be dependent upon the success of our sales and customer acquisition and retention strategies.

Our business is dependent upon the success of our sales and customer acquisition and retention strategies, and our marketing efforts are focused on developing a strong reputation with healthcare providers and increasing awareness of our products and services. If we fail to maintain a high quality of service or a high quality of device technology, we may fail to retain existing users or add new users. If we do not successfully continue our sales efforts and promotional activities, particularly to health systems and large institutions, or if existing users decrease their level of engagement, our revenue, financial results and business may be significantly harmed. Our future success depends upon continued expansion of our commercial operations in the United States and internationally, as well as entering additional markets to commercialize our products and services. We believe that our growth will depend on the further development and commercialization of our current products and services and regulatory authorization for our future products and services. If we fail to expand the use of our products and services in a timely manner, we may not be able to expand our market share or to grow our revenue. Our financial performance will be substantially dictated by our success in adding, retaining and engaging active users of our products. If customers do not perceive our products or services to be useful, reliable and trustworthy, we may not be able to attract or retain customers or otherwise maintain or increase the frequency and duration of their engagement. As our business model is predicated on device hardware sales, software subscriptions, and subscriptions for use of device hardware and software, there is risk that any decline in sales, subscriptions and subscription renewal rates will adversely impact our business. A decrease in customer retention, growth or engagement with our products and services may have a material and adverse impact on our revenue, business, financial condition and results of operations.

Any number of factors could negatively affect customer retention, growth and engagement, including:

•
customers choosing competing products or choosing to use conventional MRI systems over our products;
•
failure to introduce new and improved products and services;
•
inability to continue to develop products that customers find effective and that achieve a high level of market acceptance;
•
changes in customer sentiment about the quality or usefulness of our products and services or concerns related to safety, security, privacy and data sharing or other factors;
•
adverse changes in our products that are mandated by legislation or regulatory agencies, both in the United States and internationally; or
•
technical or other problems preventing us from delivering products or services in a rapid and reliable manner or otherwise affecting the user experience.

If we do not successfully manage the commercialization of our products and services, including continuing to build our sales force, and the development and launch of new products and services, we will not meet the long term forecasts and our business, operating and financial results and condition could be adversely affected.

We face risks associated with commercializing existing products and services and launching new products and services. If we encounter commercialization, development or manufacturing challenges or discovers errors during our product development cycle, the product launch dates of new products may be delayed, which will cause delays in our ability to achieve our forecasted results. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our products and services could adversely affect our business or financial condition.

We expect to generate an increasing portion of our revenue internationally in the future and may become subject to various additional risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

We believe that a substantial percentage of our future revenue will come from international sources as we seek regulatory authorization for our products beyond the United States and expands our sales and marketing opportunities internationally. Our success will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

•
the challenges associated with building local brand awareness, obtaining local key opinion leader support and clinical support, implementing reimbursement strategies and building local marketing and sales teams;
•
required compliance with foreign regulatory requirements and laws, including regulations and laws relating to patient data and medical devices;
•
trade relations among the United States and those foreign countries in which our current or future customers, distributors, manufacturers and suppliers have operations, including protectionist measures such as tariffs and import or export licensing requirements, whether imposed by the United States or such foreign countries, in particular the strained trade relations between United States and China since 2018;
•
difficulties and costs of staffing and managing foreign operations;
•
difficulties protecting, procuring or enforcing intellectual property rights internationally;
•
required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, labor laws and anti-competition regulations;
•
laws and business practices that may favor local companies;
•
longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•
political and economic instability; and
•
potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.

For example, our business may be impacted by the conflict in Ukraine, any economic or other sanctions imposed on Russia and others for aggression in Ukraine, and any economic or other countermeasures by affected countries. Any such conflict may also impact our ability to secure raw materials and finished products and create supply chain disruptions. For example, one key custom-made component in our Swoop scanner is the magnet, which is manufactured by a single source supplier in Europe. In the event of interruption from any of our suppliers or manufacturers, we may not be able to obtain capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. As we seek to expand into international markets, the conflict in Ukraine and any related economic or other sanctions or related countermeasures could limit our ability to expand our business and have a material adverse impact on demand for our products and sales in affected markets. In addition, sanctions imposed on Russia and others in response to such conflict may also adversely impact the financial markets and the global economy, and any economic countermeasures by Russia and others could exacerbate market and economic instability.

If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and financial condition may be adversely affected.

We are subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.

We are required to comply with export and import control laws, which may affect our ability to enter into or complete transactions with certain customers, business partners, and other persons. In certain circumstances, export control regulations may prohibit the export of certain products, services, and technologies. We may be required to obtain an export license before exporting a controlled item, and granting of a required license cannot be assured. Compliance with the import laws that apply to our businesses may restrict our access to, and may increase the cost of obtaining, certain products and could interrupt our supply of imported inventory.

Exported technologies necessary to develop and manufacture certain products are subject to U.S. export control laws and similar laws of other jurisdictions. We may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties, and other sanctions for violations of these laws. In certain instances, these regulations may prohibit us from developing or manufacturing certain of our products for specific applications outside the United States. Failure to comply with any of these laws and regulations could result in civil and criminal, monetary, and nonmonetary penalties; disruptions to our business; limitations on our ability to import and export products and services; or damage to our reputation.

If we experience decreasing prices for our products and are unable to reduce our expenses, including the per unit cost of producing our products, there may be a material adverse effect on our business, results of operations, financial condition and cash flows.

We may experience decreasing prices for our products due to pricing pressure from managed care organizations and other third-party payors and suppliers, increased market power of our payors as the medical device industry consolidates, and increased competition among suppliers, including manufacturing services providers. If the prices for our products and services decrease and we are unable to reduce our expenses, including the cost of sourcing materials, logistics and the cost to manufacture our products, our business, results of operations, financial condition and cash flows may be adversely affected. To the extent that we engage in enterprise sales, we may be subject to procurement discounts, which could have a negative impact on the prices of our products.

If we are unable to attract, recruit, train, retain, motivate and integrate key personnel as we expand our organization, our operations may be disrupted and we may not achieve our goals.

Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel, including our Vice Chairman and the Founder of Legacy Hyperfine and Liminal, Dr. Jonathan Rothberg, our Executive Chairman, Scott Huennekens, and our President and Chief Executive Officer, Dave Scott, as well as our recently expanded management team and our research and development, manufacturing, software engineering and sales and marketing personnel. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial, legal and other resources. Competition for qualified personnel in the medical device industry is intense. Due to this intense competition, we may be unable to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

We believe that our management team must be able to act decisively to apply and adapt our business model in the rapidly changing markets in which we compete. In addition, we rely upon technical and scientific employees or third-party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled managerial, sales, scientific and technical personnel. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. Competition for experienced, high-quality personnel is intense, and we cannot assure investors that we will be able to recruit and retain such personnel. Our growth depends, in particular, on attracting and retaining highly-trained sales personnel with the necessary technical background and ability to understand our products and services at a technical level to effectively identify and sell to potential new customers and develop new products. Because of the technical nature of our products and the dynamic market in which we compete, any failure to attract, recruit, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects.

Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional products. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize products and services and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We have limited experience in marketing and selling our products and related services, and if we are unable to successfully commercialize our products and related services, our business and operating results will be adversely affected.

We have limited experience marketing and selling our products and related services. We began selling our Swoop MRI scanner in 2020 and currently sell the device directly to customers through direct sales. Future sales of our products will depend in large part on our ability to effectively market and sell our products and services, successfully manage and expand our sales force, and increase the scope of our marketing efforts. We may also enter into distribution arrangements in the future. Because we have limited experience in marketing and selling our products, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective marketing and sales force, our business and operating results will be adversely affected.

We rely on a single contract manufacturer, Benchmark Electronics, Inc. (“Benchmark”), to test, assemble and supply our finished products. If Benchmark fails to fulfill its obligations under its existing contractual arrangements with us or does not perform satisfactorily, our ability to source our devices could be negatively and adversely affected.

In October 2018, Legacy Hyperfine entered into a Manufacture and Supply Agreement with Benchmark (the “MSA”). Under the MSA, Benchmark agreed to manufacture our products pursuant to binding purchase orders. The parties have agreed to meet periodically regarding any minimum order quantities of components under the MSA. We also have certain inventory related obligations, including the obligation to purchase excess and obsolete components from Benchmark. See “Item 1. Business - Key Agreements - Manufacture and Supply Agreement with Benchmark Electronics, Inc.”

In the event it becomes necessary to utilize a different contract manufacturer for our component products, we would experience additional costs, delays and difficulties in obtaining such components as a result of identifying and entering into an agreement with a new contract manufacturer as well as preparing such new manufacturer to meet the logistical requirements associated with manufacturing our devices, and our business would suffer.

We rely on a limited number of suppliers for our products. A loss of any of these suppliers could negatively affect our business.

We rely on a limited number of suppliers to manufacture components for our products, including in some cases only a single supplier for some of our components. One key custom-made component in our Swoop scanner is the magnet, which is manufactured by a single source supplier in Europe. Our reliance on a limited number of suppliers increases our risks, since we do not currently have alternative or replacement suppliers beyond these key parties. In the event of interruption from any of our suppliers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays.

If we experience a significant increase in demand for our products, or if we need to replace an existing supplier or manufacturer, we may be unable to supplement or replace them on terms that are acceptable to us, which may undermine our ability to deliver our products to customers in a timely manner. Identifying suitable suppliers and manufacturers is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any of our suppliers or our device manufacturer could have an adverse effect on our business, financial condition and operating results.

Pricing pressures from contract suppliers or manufacturers on which we rely may impose pricing pressures.

Third party suppliers utilized by our manufacturer such as Benchmark Electronics, Inc. may also impose pricing pressures. Because we currently also rely on Benchmark Electronics, Inc. to manufacture, test and ship all of the Swoop scanners and on a limited number of suppliers to supply our components, including a single source supplier of the magnet used in the scanner, such pricing pressures from a third party such as Benchmark Electronics, Inc. could increase our costs and could force us to increase the prices of our products if we are unable to enter into alternative arrangements with other suppliers or manufacturers, potentially leading to decreased customer demand.

If we do not successfully optimize and operate our sales and potential future distribution channels or we do not effectively expand and update our infrastructure, our operating results and customer experience may be negatively impacted.

If we do not adequately predict market demand or otherwise optimize and operate our sales and potential future distribution channels successfully, it could result in excess or insufficient inventory or fulfillment capacity, increased costs, or immediate shortages in product or component supply, or harm our business in other ways. In addition, if we do not maintain adequate infrastructure to enable us to, among other things, manage our purchasing and inventory, it could negatively impact our operating results and customer experience.

The market for our products and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change, which makes it difficult to forecast demand for our products and services.

The market for our products and services is new and rapidly evolving, and it is uncertain whether we will achieve and sustain high levels of demand and market adoption. Our future financial performance will depend in part on growth in this market and on our ability to adapt to the changing demands of customers. It is difficult to predict the future growth rate and size of our target market. As a result, our commercial expectations may not be achieved. Negative publicity concerning our products could limit market acceptance of our products and services. If our customers do not perceive the benefits of our products and services, or if our products and services do not attract new customers, then our market may not develop at all, or we may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of healthcare organizations to increase their use of our technology and our ability to demonstrate the value of our technology relative to competing products and services to existing and potential customers. If healthcare organizations do not recognize or acknowledge the benefits of our products and services or if we are unable to reduce healthcare costs or drive positive health outcomes, then the market for our solutions might not develop at all, or might develop more slowly than we expect. Similarly, negative publicity regarding patient confidentiality and privacy in the context of technology-enabled healthcare or concerns experienced by competitors could limit market acceptance of our products and services.

The healthcare industry in the United States is undergoing significant structural change and is rapidly evolving. Our products and services are offered on a subscription basis, and the adoption of subscription business models is still relatively new, especially in the healthcare industry. If companies do not shift to subscription business models and subscription health management tools do not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription health management tools, our business, financial condition, and results of operations could be adversely affected.

Quality problems could lead to recalls or safety alerts and/or reputational harm and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Quality of our products is very important to us and our customers due to the serious and costly consequences of product failure. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. Product or component failures, manufacturing nonconformities, design defects, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products, if they were to occur, could result in inaccurate imaging and safety risks. These problems could lead to the recall of, or the issuance of a safety alert relating to, our products, and could result in product liability claims and lawsuits.

Additionally, the manufacture and production of our products must occur in a highly controlled and clean environment to minimize particles and other yield- and quality-limiting contaminants. Weaknesses in process control or minute impurities in materials may cause defective products. If we are not able to maintain stringent quality controls, or if contamination problems arise, our development and commercialization efforts could be delayed, which would harm our business and results of operations.

If we fail to meet any applicable product quality standards and our products are the subject of recalls or safety alerts, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline.

If we are not able to develop and release new products and services, or successful enhancements, new features and modifications to our existing products and services, to successfully implement our software subscription solutions or to achieve adequate clinical utility, our business, financial condition and results of operations could be adversely affected.

The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services, including software subscriptions, obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of our products and could necessitate changes or modifications to our products to accommodate such changes. We invest substantial resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality, and adding other improvements to meet customers’ evolving needs. The success of any enhancements or improvements to our existing products or any new products depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and third-party partners’

technologies and overall market acceptance. We may not succeed in developing, marketing and delivering on a timely and cost-effective basis enhancements or improvements to our existing products or any new products that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or any new solutions may not achieve market acceptance. Since developing our products is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new products, we may experience a decline in revenue from our existing products that is not offset by revenue from the new products. For example, customers may delay making purchases of new products to permit them to make a more thorough evaluation of these products or until industry and marketplace reviews become widely available. Customers may also delay purchasing a new product because their existing product or other device continues to meet their needs. Some customers may hesitate to migrate to a new product due to concerns regarding the performance of the new product. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business, financial condition and results of operations.

The introduction of new products and solutions by competitors, the development of entirely new technologies to replace existing offerings or shifts in healthcare benefits trends could make our products obsolete or adversely affect our business, financial condition and results of operations. We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new products, enhancements, additional features or capabilities. If customers do not widely purchase and adopt our products, we may not be able to realize a return on our investment. If we do not accurately anticipate customer demand or if we are unable to develop, license or acquire new features and capabilities on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, it could result in adverse publicity, loss of revenue or market acceptance or claims by customers brought against us, each of which could have a material and adverse effect on our reputation, business, results of operations and financial condition.

We are party to Technology and Services Exchange Agreements with certain affiliated companies, pursuant to which the parties agreed to share personnel and certain non-core technologies. The sharing arrangements under the agreements may prevent us from fully utilizing our personnel and/or the technologies shared under the agreements. Furthermore, if these agreements were to terminate, or if we were to lose access to these technologies and services, our business could be adversely affected.

We entered into Technology and Services Exchange Agreements (each, a “TSEA” and collectively, the “TSEA”) with other participant companies controlled by the Rothbergs. A TSEA by and among Butterfly Network, Inc., AI Therapeutics, Inc., Quantum-Si Incorporated, 4Bionics, Tesseract Health, Inc., Detect, Inc. (f/k/a Homodeus Inc.), Legacy Hyperfine and Liminal was signed in November 2020; a TSEA by and among Quantum-Si Incorporated, AI Therapeutics, Inc., 4Bionics, Tesseract Health, Inc., Detect, Inc., Legacy Hyperfine and Liminal was signed in February 2021 (and which Protein Evolution, Inc. joined in August 2021); and a TSEA by and among Legacy Hyperfine, Liminal, AI Therapeutics, Inc., Tesseract Health, Inc. and Detect, Inc. was signed in July 2021 and became effective upon the Closing. Under the TSEA, we and the other participant companies may, in their discretion, permit the use of certain non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, with the other participant companies. The TSEA provides that ownership of each non-core technology shared by us or another participant company will remain with the company that originally shared the non-core technology. In addition, any participant company (including us) may, in its discretion, permit its personnel to be engaged by another participant company to perform professional, technical or consulting services for such participant. Unless otherwise agreed to by us and the other participant company, all rights, title and interest in and to any inventions, works-of-authorship, idea, data or know-how invented, made, created or developed by the personnel (employees, contractors or consultants) in the course of conducting services for a participant company (“Created IP”) will be owned by the participant company for which the work was performed, and the recipient participant company grants to the party that had its personnel provide the services that resulted in the creation of the Created IP a royalty-free, perpetual, limited, worldwide, non-exclusive, sub-licensable (and with respect to software, sub-licensable in object code only) license to utilize the Created IP only in the core business field of the originating participant company, including a license to create and use derivative works based on the Created IP in the originating participant’s core business field, subject to any agreed upon restrictions.

The technology and personnel-sharing arrangements under the TSEA may prevent us from fully utilizing our personnel if such personnel are also being used by the other participant companies and may also cause our personnel to enter into agreements with or provide services to other companies that interfere with their obligations to us. Created IP under the TSEA may be relevant to our business and created by our personnel but owned by the other participant companies. Furthermore, if the TSEA were to terminate, or if we were to lose access to the technologies and services available pursuant to the TSEA, our business could be adversely affected.

We may acquire other companies or technologies, which could fail to result in a commercial product or net sales, divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities. However, we cannot assure you that we would be able to successfully complete any acquisition we choose to pursue, or that we would be able to successfully integrate any acquired business, product or technology in a cost-effective and non-disruptive manner. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.

To date, the growth of our operations has been largely organic, and we have limited experience in acquiring other businesses or technologies. We may not be able to successfully integrate any acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

As international expansion of our business occurs, it will expose us to market, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our long-term strategy is to increase our international presence, including securing the necessary regulatory authorizations in the United Kingdom and Australia. We recently received regulatory authorization in Canada, New Zealand and Pakistan. This strategy may include establishing and maintaining physician outreach and education capabilities outside of the United States and expanding our relationships with international customers. Doing business internationally involves a number of risks, including:

•
Difficulties in staffing and managing our international operations;
•
Multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•
Reduced or varied protection for intellectual property rights in some countries;
•
Obtaining regulatory clearance where required for our products in various countries;
•
Requirements to maintain data and the processing of that data on servers located within such countries;
•
Limits on our ability to penetrate international markets if we are required to manufacture our products locally;
•
Financial risks, such as longer payment cycles, difficulty collecting accounts receivable, foreign tax laws and complexities of foreign value-added tax systems, the effect of local and regional financial pressures on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•
Restrictions on the site-of-service for use of our products and the economics related thereto for physicians and other healthcare practitioners;
•
Natural disasters and economic instability, including outbreak of disease, boycotts, curtailment of trade and other market restrictions;

•
Wars, terrorism and political unrest, such as the conflict in Ukraine, which has resulted in instability in the global financial markets and export controls, and which could result in supply disruptions for us, including because one key custom-made component in our Swoop scanner is the magnet, which is manufactured by a single source supplier in Europe, and which could also have a material adverse impact on our sales in affected markets; and
•
Regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the U.S. Foreign Corrupt Practices Act, and comparable laws and regulations in other countries.

Any of these factors could significantly harm our future international expansion and operations and, consequently, have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has and could continue to negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, and it has since spread throughout other parts of the world, including the United States. Any outbreak of contagious diseases, or other adverse public health developments, could have a material adverse effect on our business operations. These impacts to our operations have included, and could again in the future include disruptions or restrictions on the ability of our employees’ and customers’ to travel or of us to pursue collaborations and other business transactions, travel to customers and/or conduct live demonstrations of our products at promotional events, oversee the activities of our third-party manufacturers and suppliers and make shipments of materials. We may also be impacted by the temporary closure of the facilities of suppliers, manufacturers or customers. In addition, many hospitals and other healthcare providers continue to focus their attention on addressing COVID-19, which we believe has resulted in lower sales volume. The COVID-19 pandemic may also continue to have an impact on customers, as elective healthcare visits and procedures have been postponed and there is greater focus on areas of care with lower profitability, leading, as a consequence, to lower expenditures on new products and devices by healthcare institutions.

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, have placed significant restrictions on travel and many businesses have announced extended closures. These travel restrictions and business closures have and may in the future adversely impact our operations locally and worldwide, including our ability to manufacture, market, sell or distribute our products, and such restrictions and closure have caused or may cause temporary closures of facilities of suppliers, manufacturers or customers. During the COVID-19 pandemic, our suppliers agreed to shift new work to domestic suppliers to help reduce the risk of manufacturing delays. Our supplier and sub tier suppliers have been adversely affected by COVID-19. Any disruption in the operations of our employees, suppliers, customers, manufacturers or access to customers would likely impact our sales and operating results. In addition, travel restrictions have made it more difficult for us to monitor the quality of our third party manufacturing operations when we are unable to conduct in-person quality audits of those facilities. We have also experienced increases in product costs as raw materials have been constrained. Prices have risen sharply over the past year, and lead times have extended dramatically, particularly on semiconductor products. Over the next 12 months, we expect prices to increase due to the raw material demand surges across numerous industries, along with labor and transportation related constraints. We also expect lead times to reduce as component production levels recover to meet demand. In addition, future regulatory authorizations by the FDA may take longer because of COVID-19 pandemic-related delays. We are continuing to monitor and assess the effects of the COVID-19 pandemic on our commercial operations. However, we cannot at this time accurately predict what effects these conditions will ultimately have on our operations due to uncertainties relating to variants such as Omicron, the severity of the disease, the duration of the outbreak, and the length of the travel restrictions and business closures imposed by the governments of impacted countries. In addition, the COVID-19 pandemic could continue to adversely affect the economies and financial markets of many countries, which could result in an economic downturn that could affect demand for our products and likely impact our operating results.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates and overall economic conditions and uncertainties. For instance, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers. Inflation could also adversely affect the ability of our customers to purchase our products. An economic downturn, including as a result of COVID-19, could result in a variety of risks to our business, including weakened demand for our products and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers and suppliers, possibly resulting in supply disruption, or cause future customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

The enactment of legislation implementing changes in the U.S. Taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside of the United States could materially impact our results of operations and financial condition.

We are subject to income tax in the numerous jurisdictions in which we operate. Reforming the taxation of international businesses has been a priority for politicians, and a wide variety of potential changes have been proposed. Some proposals, several of which have been enacted, impose incremental taxes on gross revenue, regardless of profitability. Furthermore, it is reasonable to expect that global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the 2017 Tax Cuts and Jobs Act (the “Tax Act”) in the United States. Due to the expanding scale of our international business activities, changes in the taxation of such activities may increase our worldwide effective tax rate and the amount of taxes we pay and harm our business.

In the United States, the Tax Act enacted on December 22, 2017 significantly affected U.S. Tax law by changing how the United States imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.

The Tax Act requires complex computations not previously provided in U.S. Tax law. As such, the application of accounting guidance for such items remains uncertain. Further, compliance with the Tax Act and the accounting for such provisions requires an accumulation of information not previously required or regularly produced. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, and as we perform additional analysis on the application of the law, our effective tax rate could be materially different.

U.S. Taxation of international business activities or the adoption of tax reform policies could materially impact our future financial position and results of operations.

Limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. Tax laws that may be enacted in the future, could impact the tax treatment of future foreign earnings. Should the scale of our international business activities expand, any changes in the U.S. Taxation of such activities could increase our worldwide effective tax rate and harm our future financial position and results of operations.

We may face exposure to foreign currency exchange rate fluctuations.

While we have historically transacted in U.S. Dollars with the majority of our customers and suppliers, we have transacted in some foreign currencies and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. Dollar may affect our revenue and operating results. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our stock could be adversely affected.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2021, Legacy Hyperfine had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $103.4 million, of which $12.1 million will begin to expire in 2034 if not utilized. Liminal had federal NOLs to offset future taxable income of approximately $12.3 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Our existing NOLs may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes, including the Business Combination and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

In addition to the limitations discussed above under Sections 382 of the Code, the utilization of NOLs incurred in taxable years beginning after December 31, 2017, are subject to limitations adopted by the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Under the Tax Act, in general, NOLs generated in taxable years beginning after December 31, 2017 may offset no more than 80 percent of such year’s taxable income and there is no ability for such NOLs to be carried back to a prior taxable year. The CARES Act modifies the Tax Act with respect to the Tax Act’s limitation on the deduction of NOLs and provides that NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80 percent of current year taxable income for taxable years beginning before January 1, 2021. As a result of such limitation, we may be required to pay federal income tax in some future year notwithstanding that we had a net loss for all years in the aggregate.

Risks Related to Healthcare Industry Shifts and Changing Regulations

We are subject to extensive government regulation, which could restrict the development, marketing, sale and distribution of our products and could cause us to incur significant costs.

Our medical devices and associated services are subject to extensive pre-market and post-market regulation by the FDA and various other federal, state, local and foreign government authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes requirements for, among other things:

•
design, development and manufacturing processes;
•
labeling, content and language of instructions for use and storage;
•
product testing, nonclinical studies and clinical trials;
•
regulatory clearances and approvals, including pre-market clearance or pre-market approval;
•
establishment registration, device listing and ongoing compliance with the QSR requirements;
•
advertising and promotion;
•
marketing, sales and distribution;
•
conformity assessment procedures;
•
product traceability and record-keeping procedures;
•
review of product complaints, complaint reporting, recalls and field safety corrective actions;
•
post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•
post-market studies (if applicable); and
•
product import and export.

The laws and regulations to which we and our products are subject are complex and subject to periodic changes. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.

Before a new medical device, or a significant modification of a medical device, including a new use of or claim for an existing product, can be marketed in the United States, we must first receive either 510(k) clearance or premarket approval (“PMA”) from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. Legacy Hyperfine received 510(k) clearance from the FDA for its point-of-care MRI system in 2020. In addition, Legacy Hyperfine’s proprietary BrainInsight product is a fully automated MR imaging post-processing medical software that is regulated as a picture archiving and communications system, which may include both hardware and software components, and which is classified by FDA as a Class II medical device. BrainInsight received 510(k) marketing clearance in January 2021 for use in automatic labeling, spatial measurement, and volumetric quantification of brain structures from a set of low-field MR images and to return annotated and segmented images, color overlays, and reports. More recently, in November 2021, Legacy Hyperfine received 510(k) clearance for its new advanced image reconstruction technology using deep learning.

We may be required to obtain a new 510(k) clearance or PMA approval for significant post-market modifications to our products, including any modifications made to the commercially marketed our devices. In addition, Liminal does not have any commercial products. When Liminal’s products are marketed for clinical monitoring or therapeutic uses, they will be regulated by the FDA as medical devices. Because the products are still in development, it is presently unclear what level of risk the agency will assign to such products, what special controls may be imposed on such products (if any), and what regulatory requirements would be applicable to such products.

Obtaining 510(k) clearance or PMA approval for medical devices can be expensive and time-consuming, and entails significant user fees, unless an exemption is available. The FDA’s process for obtaining 510(k) clearance usually takes three to 12 months, but it can last longer. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including but not limited to, technical, nonclinical, clinical trial, manufacturing and labeling data. The process for obtaining a PMA is more costly and uncertain and approval can take anywhere from at least one year to, in some cases, multiple years from the time the application is initially filed with the FDA. Modifications to products that are approved through a PMA application generally require further FDA approval. Some of our future products may require PMA approval. In addition, the FDA may demand that we obtain a PMA prior to marketing future changes of our existing products. Further, we may not be able to obtain additional 510(k) clearances or PMAs for new products or for modifications to, or additional indications for, our products in a timely fashion or at all. Delays in obtaining future clearances or approvals could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could harm our revenue and future profitability.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, if necessary, for a PMA application or 510(k) notification, a company must, among other things, apply for and obtain institutional review board (“IRB”) approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption (“IDE”) application and follow applicable IDE regulations. Unless IDE-exempt, nonsignificant risk devices are still subject to certain abbreviated IDE requirements, however, an IDE application is not required if such abbreviated requirements are met. We may not be able to obtain any necessary FDA and/or IRB approval to undertake clinical trials in the United States for future devices we develop and intend to market in the United States. If we do obtain such approvals, the FDA may find that our studies do not comply with the IDE or other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Moreover, certainty that clinical trials will meet desired endpoints, produce meaningful or useful data and be free of unexpected adverse effects, or that the FDA will accept the validity of foreign clinical study data (if applicable) cannot be assured, and such uncertainty could preclude or delay market clearance or authorizations resulting in significant financial costs and reduced revenue.

We are also subject to numerous post-marketing regulatory requirements, which include quality system regulations related to the manufacture of our devices, labeling regulations and medical device reporting (“MDR”) regulations. The last of these regulations requires us to report to the FDA if our devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction recurred. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by the FDA, which may include any of the following sanctions:

•
untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•
customer notification, or orders for repair, replacement or refunds;
•
voluntary or mandatory recall or seizure of our current or future products;
•
administrative detention by the FDA of medical devices believed to be adulterated or misbranded;
•
operating restrictions, suspension or shutdown of production;

•
refusal of our requests for 510(k) clearance or PMA of new products, new intended uses or modifications to existing products;
•
rescission of 510(k) clearance or suspension or withdrawal of PMAs that have already been granted; and
•
criminal prosecution.

The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

Our employees, independent contractors, consultants, manufacturers and suppliers may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, manufacturers and suppliers may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the laws of the FDA and other similar foreign regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulators; (ii) manufacturing standards; (iii) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or (iv) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

We adopted a code of business conduct and ethics in connection with the Business Combination. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, additional integrity reporting and oversight obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against any such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business, financial condition and results of operations.

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

Some of our new or modified products will require FDA clearance of a 510(k) notification or FDA approval of a PMA application. The FDA may refuse our requests for 510(k) clearance or PMA of new products or may not clear or approve these products for the indications that are necessary or desirable for successful commercialization. Early stage review may also result in delays or other issues. For example, the FDA has issued guidance intended to explain the procedures and criteria used in assessing whether 510(k) and PMA submissions should be accepted for substantive review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to inform 510(k) and PMA submitters if the submission is administratively complete, or if not, to identify the missing element(s). Submitters are given the opportunity to provide the FDA with any information identified as missing. If the information is not provided within a specified time, the submission will not be accepted for FDA review. The FDA may also change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to gain clearance or approval for modifications to our currently approved or cleared products in a timely manner. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

Recent initiatives by the FDA to enhance and modernize various regulatory pathways for device products and its overall approach to safety and innovation in the medical technology industry creates the possibility of changing product development costs, requirements, and other factors and additional uncertainty for our future products and business.

Regulatory requirements may change in the future in a way that adversely affects us. Any change in the laws or regulations that govern the clearance and approval processes or the post-market compliance requirements relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.

For example, the FDA and other government agencies have been focusing on the cybersecurity risks associated with certain medical devices and encouraging device manufacturers to take a more proactive approach to assessing the cybersecurity risks of their devices both during development and on a periodic basis after the devices are in commercial distribution. These regulatory efforts could lead to new FDA requirements in the future or additional product liability or other litigation risks if any of our products is considered to be susceptible to third-party tampering. In December 2016, Congress passed the 21st Century Cures Act, which made multiple changes to the FDA’s rules for medical devices as well as for clinical trials, and in August 2017, Congress passed the Medical Device User Fee reauthorization package, which affects medical device regulation both pre- and post-approval and could have certain impacts on our business. Since that time, the FDA has announced a series of efforts to modernize and streamline the 510(k) notification and regulatory review process and monitoring post-market safety, and issued a final rule to formalize the De Novo classification process to provide clarity to innovative device developers. Changes in the FDA 510(k) process could make clearance more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain clearance for our products.

It is unclear at this time whether and how various activities initiated or announced by the FDA to modernize the U.S. medical device regulatory system could affect our business, as some of the FDA’s new medical device safety and innovation initiatives have not been formalized and remain subject to change. For example, a 2018 Medical Device Safety Action Plan announced by former FDA Commissioner Gottlieb included a particular focus on post-market surveillance and how to respond when new safety concerns emerge once a product is on the market. The increased attention that the medical technology industry is receiving from FDA leadership that understands the challenging and rapidly changing nature of the U.S. healthcare system creates the possibility of unanticipated regulatory and other potential changes to our products and our overall business. In response to the COVID-19 public health emergency, the FDA’s device and diagnostic center leadership has exercised a significant amount of enforcement discretion to meet the medical community’s and patients’ needs for remote monitoring and other innovative solutions that involve digital health products. In December 2021, FDA issued draft guidance documents describing a phased transition process for medical devices that were developed or modified during the course of the pandemic to treat COVID-19 patients or allow greater access to patients, including medical imaging devices that were developed or modified in accordance with FDA’s Enforcement Policy for Imaging Systems During the COVID-19 Public Health Emergency. It is unclear how these policies could impact the medical device industry in the future.

If we fail to obtain regulatory authorizations in other countries for existing products or products under development, we will not be able to commercialize these products in those countries.

In order for us to market our products in countries outside of the United States, we must comply with extensive safety and quality regulations in other countries regarding the quality, safety and efficacy of our products. These regulations, including the requirements for marketing authorizations, and the time required for regulatory review, vary from country to country. Failure to obtain regulatory authorization in any foreign country in which we plan to market our products may harm our ability to generate revenue and harm our business. Marketing authorization requirements vary between countries and can involve additional product testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA clearance or other marketing authorization. The regulatory process in other countries may include all of the risks detailed above regarding FDA clearance in the United States. Regulatory authorization of a product in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory authorization in one country may negatively impact the regulatory process in others. Failure to obtain regulatory authorization in other countries or any delay or setback in obtaining such authorization could have the same adverse effects described above regarding FDA clearance in the United States.

The primary regulatory environment in Europe is that of the European Economic Area (“EEA”), which is comprised of the Member States of the European Union, Iceland, Liechtenstein and Norway. We cannot be certain that we will be successful in meeting and continuing to meet the requirements to market a medical device in the EEA in light of the current transition period between the prior system, called the Medical Device Directive (“MDD”), to the current system, called the Medical Device Regulation. The Medical Device Regulation went into force in May 2017 but allowed a three-year transition period until May 2020 for Member States, regulatory authorities, and medical device stakeholders to come into compliance with the new requirements. A one-year delay of the compliance date of the Medical Device Regulation was implemented in response to the COVID-19 pandemic, which made May 2021 the final deadline for industry compliance. Compared to the MDD, the Medical Device Regulation promotes a shift from the pre-approval stage (i.e., the path to CE Marking) to a life-cycle approach and places greater emphasis on clinical data and clinical evaluations to assure the safety and performance of new medical devices. Moreover, the Medical Device Regulation includes elements intended to strengthen the conformity assessment procedures, assert greater control over notified bodies and their standards, increase overall system transparency, and impose more robust device vigilance requirements on manufacturers and distributors.

Among other changes, many device manufacturers will need to switch notified bodies to one that has received its designation under the Medical Device Regulation, which will require those manufacturers to undergo an audit and have all their documentation reviewed by the new notified body before it can assess their medical device products under the new standards. The new rules and procedures that have been created under the overhauled European regulations will likely result in increased regulatory oversight of all medical devices marketed in the European Union, and this may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the EEA market.

If we, our current or future contract manufacturers, or our current or future component suppliers are unable to manufacture our products in sufficient quantities, on a timely basis, at acceptable costs and in compliance with regulatory and quality requirements, the manufacturing and distribution of our devices could be interrupted, and our product sales and operating results could suffer.

When producing and distributing commercial medical device products, we, our contract manufacturer, and our component suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”), which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, shipping and servicing of our devices. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic, sometimes unannounced, inspections by the FDA. We cannot assure investors that our facilities or our third-party manufacturers’ or suppliers’ facilities would pass any future quality system inspection. Failure of us or our third-party manufacturers and component suppliers to adhere to QSR requirements or take adequate and timely corrective action in response to an adverse quality system inspection finding could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could have a material adverse effect on our business, financial condition or results of operations. Any such failure, including the failure of our current or any future contract manufacturers, to achieve and maintain the required high manufacturing standards could result in further delays or failures in product testing or delivery, cost overruns, increased warranty costs or other problems that could harm our business and prospects.

In addition, any of our products shipped internationally are also required to comply with the International Organization for Standardization (“ISO”) quality system standards as well as European Directives and norms in order to produce products for sale in the European Union. In addition, many countries such as Canada and Japan have very specific additional regulatory requirements for quality assurance and manufacturing. If we fail to continue to comply with current good manufacturing requirements, as well as ISO or other regulatory standards, we may be required to cease all or part of our operations until we comply with these regulations. Maintaining compliance with multiple regulators adds complexity and cost to our manufacturing and compliance processes.

Our current or future products may be subject to product recalls even after receiving FDA clearance or approval. A recall of our products, either voluntarily or at the direction of the FDA, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we or our third party manufacturers fail to comply with relevant regulations pertaining to, among other things, manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. For example, under the FDA’s Medical Device Reporting regulations, we are required to report to the FDA any incident in which our marketed products may have caused or contributed to a death or serious injury or in which our marketed products malfunctioned in a manner likely to cause or contribute to death or serious injury if that malfunction were to recur. Repeated adverse events or product malfunctions may result in a voluntary or involuntary product recall, or administrative or judicial seizure or injunction, when warranted. A government-mandated recall may be ordered if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. In general, if we decide to make a change to our marketed product, we are responsible for determining whether to classify the change as a recall. It is possible that the FDA could disagree with our initial classification. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. If a change to a device addresses a violation of the federal Food, Drug, and Cosmetic Act (“FDCA”), that change would generally constitute a medical device recall and require submission of a recall report to the FDA.

Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to product liability claims, be required to bear other costs, or be required to take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, the FDA could require us to report those actions as recalls. A future recall, withdrawal, or seizure of any product could materially and adversely affect consumer confidence in our brands, lead to decreased demand for our products and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report recalls when they were conducted by us or one of our agents.

We may be subject to enforcement action if we engage in improper or off-label marketing or promotion of our commercial medical device products, including fines, penalties and injunctions.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of unapproved, or off-label, uses of lawfully marketed medical device products. Physicians may, however, use our commercial products off-label, as the FDA does not restrict or regulate a physician’s practice of medicine. Medical device manufacturers and distributors are permitted to promote their products in a way that is consistent with the FDA-authorized labeling and indications for use. However, if the FDA determines that our promotional materials or training materials promote a 510(k)-cleared or approved medical device in a manner inconsistent with our labeling, the agency could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an Untitled Letter, a Warning Letter, injunction, seizure, civil fine or criminal penalties. In addition to ensuring that the claims we make are consistent with our regulatory clearances or approvals, the FDA also ensures that promotional labeling for all regulated medical devices is neither false nor misleading.

It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of our products could be impaired. Although our policy is to refrain from making statements or from disseminating promotional material that could be considered off-label promotion of our commercial medical device products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation. Recent court decisions have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations, although there are still significant risks in this area in part due to the potential False Claims Act exposure. Further, this area is subject to ongoing policy changes at the federal level, resulting in some degree of uncertainty for regulated businesses. For example, in August 2021 the FDA issued a final rule revising the agency’s regulation governing the types of evidence relevant to determining the “intended use” of a drug or device under the FDCA, which has significant implications for when a manufacturer or distributor has engaged in off-label marketing.

Digital marketing and social media efforts may expose us to additional regulatory scrutiny, including from the Federal Trade Commission (the “FTC”) and other consumer protection agencies and regulators.

In addition to the laws and regulations enforced by the FDA, advertising for various services and for non-restricted medical devices is subject to federal truth-in-advertising laws enforced by the FTC, as well as comparable state consumer protection laws. Our efforts to promote prescription medical device products via social media initiatives may subject us to additional scrutiny of our practices. For example, the FTC and other consumer protection agencies scrutinize all forms of advertising (whether in digital or traditional formats) for business services, consumer-directed products, and non-restricted medical devices to ensure that advertisers are not making false, misleading or unsubstantiated claims or failing to disclose material relationships between the advertiser and its products’ endorsers, among other potential issues. The FDA oversees the advertising and promotional labeling for restricted medical devices and ensures, among other things, that there is effective communication of, and a fair and balanced presentation of, the risks and benefits of such high-risk medical devices.

Under the Federal Trade Commission Act (“FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. We plan to increase our advertising activities that may be subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us could disrupt our business operations, cause damage to our reputation, and result in a material adverse effects on our business.

Because we do not require extensive training for users of our current products, although they are limited under the FDA’s marketing clearances to use by, and that images generated from the scanner be interpreted by, trained healthcare practitioners, there exists a potential for misuse of these products, misinterpretation of images by untrained professionals or misuse of these products by untrained professionals, which could ultimately harm our reputation and business.

Federal regulations allow us to sell our medical device products to or on the order of practitioners licensed by law to use or order the use of a prescription device. The definition of “licensed practitioners” varies from state to state. As a result, our current products may be purchased or operated by physicians with varying levels of training and, in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. The FDA clearances of the products require interpretation of images by trained physicians and use of that information in determining a diagnosis. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers, or operators or interpreters, of medical device products. We do not supervise the procedures performed with our products, nor can we require that direct medical supervision occur. Although product training is offered, we do not require purchasers or operators of our non-invasive products to attend training sessions. The lack of required training and the purchase and use of our non-invasive products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

We are subject to federal, state and foreign laws prohibiting “kickbacks” and false or fraudulent claims, and other fraud and abuse laws, transparency laws, and other healthcare laws and regulations, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

Our relationships with customers and third-party payors are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs and certain customer and product support programs, we may have with hospitals, physicians or other purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. These laws include, among others, the federal healthcare Anti-Kickback Statute, the federal civil False Claims Act, other federal healthcare false statement and fraud statutes, the Open Payments program, the Civil Monetary Penalties Law, and analogous fraud and abuse and transparency laws in most states, as described in “Item 1. Business - Government Regulation.” Although the federal laws generally apply only to products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved.

While we believe and strive to ensure that our business arrangements with third parties and other activities and programs comply with all applicable laws, these laws are complex, and our activities may be found not to be compliant with one or more of these laws, which may result in significant civil, criminal and/or administrative penalties, fines, damages and exclusion from participation in federal healthcare programs. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the Office of Inspector General for the U.S. Department of Health and Human Services (“OIG”), Centers for Medicare & Medicaid Services (“CMS”), and the Department of Justice, or may be subject to whistleblower lawsuits under federal and state false claims laws. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits of the Company to ensure compliance with various supplier standards and billing requirements.

Similarly, our international operations are subject to the provisions of the FCPA, which prohibits U.S. companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. In many countries, the healthcare professionals that medical device distributors regularly interact with may meet the definition of a foreign official for purposes of the FCPA. International business operations are also subject to various other international anti-bribery laws such as the U.K. Anti-Bribery Act. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and compliance programs and internal policies and procedures, we may not always prevent unauthorized, reckless or criminal acts by our employees or agents, or employees or agents of businesses or operations we may acquire. Violations of these laws, or allegations of such violations, could disrupt operations, involve significant management distraction and have a material adverse effect on our business, financial condition and results of operations, among other adverse consequences.

If we are found to have violated laws protecting the confidentiality of health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws protecting the confidentiality of certain health information and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated privacy rules under the Health and Insurance Portability and Accountability Act (“HIPAA”). These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. We are not subject to HIPAA, but our customers and research collaborators and other healthcare provider partners are, which means that there are restrictions on our ability to receive and use health information from our healthcare provider partners. If we are found to be in violation of applicable privacy rule requirements, we could subject our customers or healthcare provider partners to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations relating to privacy, data sharing and data protection, artificial intelligence and use of machine learning, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, corrupt practices, fraud, waste and abuse restrictions, and securities law compliance. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For example, in addition to data protection laws passed by the federal government, many states and foreign countries have implemented their own data protection laws, some of which may apply simultaneously and conflict with federal law. Many of these laws create consumer rights including the right to know what personal information is collected, the right to know whether the data is sold or disclosed and to whom, the right to request that a company delete personal information collected, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. If we fail to comply with these regulations, we could be subject to civil sanctions, including fines and penalties for noncompliance.

In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. Data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed within that country. We could be subject to audits in Europe and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products less useful to customers, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways. For example, the general data privacy regulation (“GDPR”) imposes requirements in the EEA relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, notifications in the event of data breaches and use of third party processors. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including fines and penalties and amounts could be significant.

Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, expose us to liability under federal or state law, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.

Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personally identifiable information of individuals, such as our employees and customers. The secure maintenance of this information and technology is critical to our business operations. As a pre-commercial company, Liminal’s security infrastructure is evolving consistent with its business operations and security risk profile. Legacy Hyperfine has implemented multiple layers of security measures to protect the confidentiality, integrity and availability of these data and the systems and devices that store and transmit such data. Legacy Hyperfine utilizes current security technologies, including encryption and data depersonalization, and its defenses are monitored and routinely tested. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.

Cybersecurity threats can come from a variety of sources, and may range in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications, as well as those of our contractors, may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving employees, contractors and temporary staff.

There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of health information or other data subject to privacy laws or disrupt our information systems, devices or business, including our ability to deliver services to our users. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:

•
harm to customers and end-users;
•
business interruptions and delays;
•
the loss, misappropriation, corruption or unauthorized access of data;
•
litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws;
•
reputational damage;
•
increase to insurance premiums; and
•
foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store sensitive data, and intellectual property and proprietary business information owned or controlled by us or our users. This data encompasses a wide variety of business-critical information, including research and development information, commercial information, and business and financial information. We face four primary risks relative to protecting this critical information: loss of access; inappropriate disclosure; inappropriate modification; and inadequate monitoring of our controls over the first three risks.

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, breaches, interruptions due to employee error, malfeasance, lapses in compliance with privacy and security mandates, or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen.

Any such security breach or interruption, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to us and our brands’ reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

With respect to medical information, we follow HIPAA guidelines when applicable and separate personal information from medical information, and employ additional measures such as encryption tools to protect the privacy of our users and medical data. However, hackers may attempt to penetrate our computer systems, and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. While we continue to implement additional protective measures to reduce the risk of and detect cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly.

In addition, the European Parliament and the Council of the European Union adopted the comprehensive GDPR in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. While we comply with the GDPR, including reviewing our security procedures and entering into data processing agreements with relevant contractors, there can be no assurance that as our operations evolve, our efforts to comply or to remain in compliance will be fully successful.

Further, unauthorized access, loss or dissemination of sensitive personal data, such as health information, could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business and reputation. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our products could be delayed.

Broad-based domestic and international government initiatives to reduce spending, particularly those related to healthcare costs, may reduce reimbursement rates for medical procedures, which will reduce the cost-effectiveness of our products and services.

Healthcare reforms, changes in healthcare policies and changes to third-party coverage and reimbursements, including legislation enacted reforming the U.S. healthcare system and both domestic and foreign healthcare cost containment legislation, and any future changes to such legislation, may affect demand for our products and services and may have a material adverse effect on our financial condition and results of operations. The ongoing implementation of the Affordable Care Act, in the United States, as well as state-level healthcare reform proposals could reduce medical procedure volumes and impact the demand for medical device products or the prices at which we can sell products. These reforms include a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. The impact of this healthcare reform legislation, and practices including price regulation, competitive pricing, comparative effectiveness of therapies, technology assessments, and managed care arrangements are uncertain. There can be no assurance that current levels of reimbursement will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third parties will not adversely affect the demand for our products and services or our ability to sell products and provide services on a profitable basis. The adoption of significant changes to the healthcare system in the United States, the EEA or other jurisdictions in which we may market our products and services, could limit the prices we are able to charge for our products and services or the amounts of reimbursement available for our products and services, could limit the acceptance and availability of our products and services, reduce medical procedure volumes and increase operational and other costs.

In addition, following judicial and Congressional challenges to certain aspects of the Affordable Care Act, certain sections of the Affordable Care Act, as a result, have not been fully implemented or were effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the Affordable Care Act when it dismissed a legal challenge to the constitutionality of the Affordable Care Act. Further legislative and regulatory changes under the Affordable Care Act remain possible, although the new Democrat-led presidential administration has been taking steps to strengthen the Affordable Care Act and the 117th Congress is not expected to have the same interest in repealing the law, in part due to the healthcare economic impacts of the ongoing COVID-19 pandemic. In addition to the Affordable Care Act, there have been and will likely continue to be other federal and state changes that affect the provision of healthcare goods and services in the United States. While we are unable to predict what changes may ultimately be enacted, to the extent that future changes affect how our products and services are paid for and reimbursed by government and private payers, our business could be adversely impacted. Moreover, complying with any new legislation or reversing changes implemented under the Affordable Care Act could be time-intensive and expensive, resulting in a material adverse effect on the business.

Risks Related to our Intellectual Property

If we are unable to obtain and maintain and enforce sufficient intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property right protection and contractual restrictions to protect our proprietary products and technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to obtain, maintain and sufficiently enforce our intellectual property, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover damages or restrict use of our intellectual property.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage against our competitors’ products, our competitive position could be adversely affected, as could our business, financial condition, results of operations and prospects. Both the patent application process and the process of managing patent and other intellectual property disputes can be time-consuming and expensive.

Our success depends in large part on our and our licensors’ ability to obtain and maintain protection of the intellectual property we may own solely or jointly with, or license from, third parties, particularly patents, in the United States and other countries directed to our products and technologies. We apply for patents covering our products and technologies and uses thereof, as we deem appropriate. However, obtaining and enforcing patents is costly, time-consuming and complex, and we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, we may not develop additional proprietary products, methods and technologies that are patentable. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed from or to third parties. Therefore, these patents and applications may not be prosecuted, obtained and enforced by such third parties in a manner consistent with the best interests of our business.

In addition, the patent position of life sciences and medical technology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights presents some degree of uncertainty. It is possible that some of our pending patent applications will not result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide any competitive advantages, or may be challenged, narrowed and/or invalidated by third parties. There exists some degree of uncertainty over the breadth of claims that may be allowed or enforced in our patents or in third-party patents. It is possible that third parties will attempt to design around our current or future patents such that we cannot prevent such third parties from using similar technologies and commercializing similar products to compete with us. Some of our owned or licensed patents or patent applications may be challenged at a future point in time and we may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in the narrowing, unenforceability or invalidity of such patents and increased competition to our business. The outcome of patent litigation or other proceedings can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, regardless of success, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.

The U.S. law relating to the patentability of certain inventions in the life sciences and medical technology industry is uncertain and rapidly changing, which may adversely impact our existing patents or our ability to obtain patents in the future.

Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For instance, under the Leahy-Smith America Invents Act (the “America Invents Act”), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. These changes include allowing third-party submission of prior art to the United States Patent and Trademark Office (“USPTO”) during patent prosecution and additional procedures to challenge the validity of a patent through USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to life sciences and medical technology. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature, natural phenomena, and abstract ideas are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws, phenomena, and abstract ideas rather than patent drafting efforts designed to monopolize the law of nature, natural phenomenon, or abstract idea itself. What constitutes a “sufficient” additional feature is somewhat uncertain. Furthermore, in view of these decisions, since December 2014, the USPTO has published and continues to publish revised guidelines for patent examiners to apply when examining process claims for patent eligibility.

In addition, U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to some degree of uncertainty with regard to Company’s ability to obtain patents in the future, this combination of events has created a degree of uncertainty with respect to the value of patents, once obtained. Depending on relevant laws enacted by the U.S. Congress, and decisions by the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that may have a material adverse effect on our ability to obtain new patents and to defend and enforce our existing patents and patents that we might obtain in the future.

Our patent portfolio may be negatively impacted by current uncertainties in the state of the law, new court rulings or changes in guidance or procedures issued by the USPTO or other similar patent offices around the world. From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability, scope and validity of patents within the life sciences and medical technology and any such changes, or any similar adverse changes in the patent laws of other jurisdictions, could have a negative impact on our business, financial condition, prospects and results of operations.

We may not be able to protect our intellectual property rights throughout the world.

The laws of some foreign countries do not offer intellectual property rights to the same extent as the laws of the United States, and we and our licensors may encounter difficulties in obtaining, enforcing and defending such rights in foreign jurisdictions. Consequently, we and our licensors may not be able to prevent third parties from practicing our or our licensors’ inventions in some or all countries outside the United States, or from selling or importing products made using our or our licensors’ inventions in other jurisdictions. Competitors and other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and technologies and may also export infringing products to territories where we have patent protection, but enforcement practices or laws are not as strong as those in the United States. These products may compete with our products. Our and our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain other countries are not as developed or as favorable as the United States in the enforcement of patents and other intellectual property rights, which could make it difficult for us to stop the misappropriation or other violations of our intellectual property rights including infringement of our patents in such countries. The legal systems in certain countries may also favor state-sponsored companies or companies headquartered in particular jurisdictions over our first-in-time patents and other intellectual property rights. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent, trade secret, and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.

Proceedings to enforce our or our licensors’ patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put us and our licensors’ patents at risk of being invalidated or interpreted narrowly and our and our licensors’ patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We and our licensors may not prevail in any lawsuits that we or our licensors initiate, or that are initiated against us or our licensors, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our products, services and other technologies and the enforcement of intellectual property. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.

Issued patents covering our products could be found invalid or unenforceable if challenged.

Our owned and licensed patents and patent applications may be subject to validity, enforceability and priority disputes. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents and patent applications) may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference or other similar proceedings, as applicable. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents, which may lead to increased competition to our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if we or our licensors initiate legal proceedings against a third party to enforce a patent covering our products, the defendant could counterclaim that such patent covering our products, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. There are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent intentionally withheld relevant information from the relevant patent office, or knowingly made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and equivalent proceedings in non-U.S. jurisdictions, such as opposition proceedings. Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover and protect our products. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our licensors, our patent counsel and the patent examiner were unaware during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our products and technologies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license intellectual property, or develop or commercialize current or future products.

We may not be aware of all third-party intellectual property rights potentially relating to our products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate, as applicable, in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO, or other similar proceedings in non-U.S. jurisdictions that could result in substantial cost to us and the loss of valuable patent protection. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications. In addition, changes to the patent laws of the United States allow for various post-grant opposition proceedings that have not been extensively tested, and their outcome is therefore uncertain. Furthermore, if third parties bring these proceedings against our patents, regardless of the merit of such proceedings and regardless of whether we are successful, we could experience significant costs and our management may be distracted.

Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business could be harmed.

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other confidential proprietary information, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.

In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors or other third parties will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could materially and adversely impact our ability to establish or maintain a competitive advantage in the market, and our business, financial condition, results of operations and prospects.

Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had wrongfully obtained and was using our trade secrets, it would be expensive and time-consuming, it could distract our personnel, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or may not recognize certain claims of intellectual property infringement.

We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor or other third party, absent patent and copyright protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Competitors or third parties could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, design around our protected technology, develop their own competitive technologies that fall outside the scope of our intellectual property rights or independently develop our technologies without reference to our trade secrets. If any of our trade secrets were to be disclosed to or independently discovered by a competitor or other third party, it could materially and adversely affect our business, financial condition, results of operations and prospects.

We may be subject to claims challenging the inventorship and ownership of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from alleged inventors such as employees, consultants, advisors or others who are involved in developing our products, some of whom may have conflicting intellectual property ownership obligations. In addition, counterparties to our consulting, sponsored research, software development and other agreements may assert that they have an ownership interest in intellectual property developed under such arrangements. In particular, certain software development agreements pursuant to which certain third parties have developed parts of our proprietary software may not include provisions that expressly assign to us ownership of all intellectual property developed for us by such third parties. Furthermore, certain of our sponsored research agreements pursuant to which we provide certain research services for third parties do not assign to us all intellectual property developed under such agreements. As such, we may not have the right to use all such developed intellectual property under such agreements, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain such licenses and such licenses are necessary for the development, manufacture and commercialization of our products and technologies, we may need to cease the development, manufacture or commercialization of our products and technologies. Litigation may be necessary to defend against these and other claims challenging inventorship of our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. In such an event, we may be required to obtain licenses from third parties and such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture or commercialization of our products and technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and loss of time and be a distraction to management and other employees, and certain customers or partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to protect and enforce our trademarks and trade names, or build name recognition in our markets of interest thereby harming our competitive position.

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic or otherwise fail to function as a mark, lapsed or determined to be confusingly similar to or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to consumer confusion. If such third parties were to succeed in registering or developing common law rights in any other trademarks that are similar or identical to our trademarks, and if we are not successful in challenging such rights and defending against challenges to Company’s trademarks, we may not be able to use such trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we have and may in the future enter into agreements with owners of such third party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business, financial condition, results of operations and prospects may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a utility patent is generally 20 years from its earliest U.S. non-provisional filing date. While extensions may be available, the life of a patent, and the protection it affords, is limited. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products. If one of our products requires extended development, testing and/or regulatory review, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our products, which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed to us alleged trade secrets of their other clients or former employers, which could subject us to costly litigation.

As is common in the life sciences and medical industry, we engage the services of consultants and independent contractors to assist us in the development of our products. Many of these consultants and independent contractors were previously employed at, or may have previously or may be currently providing consulting or other services to, universities or other technology, biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may become subject to claims that we, a consultant or an independent contractor inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. We may similarly be subject to claims stemming from similar actions of an employee, such as one who was previously employed by another company, including a competitor or potential competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team. If we are not successful we could lose access or exclusive access to valuable intellectual property.

We may become involved in lawsuits to defend against third-party claims of infringement, misappropriation or other violations of intellectual property rights or to protect or enforce our intellectual property, any of which could be expensive, time consuming and unsuccessful, and may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our ability and the ability of future collaborators to develop, manufacture, market and sell our product and use our products and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the life sciences and medical technology sector, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO, or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our products, manufacturing methods, software and/or technologies infringe, misappropriate or otherwise violate their intellectual property rights. Numerous issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our products and technologies. It is not always clear to industry participants, including us, the claim scope that may issue from pending patent applications owned by third parties or which patents cover various types of products, technologies or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties, including our competitors, may allege they have patent rights encompassing our products, technologies or methods and that we are employing technology protected by such patent rights without authorization.

If third parties, including our competitors, believe that our products or technologies infringe, misappropriate or otherwise violate their intellectual property rights, such third parties may seek to enforce against us their intellectual property rights, including patent rights, by filing against us an intellectual property-related lawsuit, including a patent infringement lawsuit. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. If any third parties were to assert these or any other patents against us and we are unable to successfully defend against any such assertions, we may be required, including by court order, to cease the development and commercialization of the infringing products or technology and we may be required to redesign such products and technologies so they do not infringe such patents, which may not be possible or may require substantial monetary expenditures and time. We could also be required to pay damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed such patents. We could also be required to obtain a license to such patents in order to continue the development and commercialization of the infringing product or technology. However, such a license may not be available on commercially reasonable terms or at all, including because certain of these patents may be held by or exclusively licensed to our competitors. Even if such a license were available, it may require substantial payments or cross-licenses under our intellectual property rights, and it may only be available on a nonexclusive basis, in which case third parties, including our competitors, could use the same licensed intellectual property to compete with us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operation and prospects.
We may choose to challenge, including in connection with any allegation of patent infringement by a third party, the patentability, validity, ownership or enforceability of any third-party patent that we believe may have applicability in our field, and any other third-party patent that may at some future time possibly be asserted against us. Such challenges may be brought either in court or by requesting that the USPTO, European Patent Office (“EPO”), or other foreign patent offices review the patent claims, such as in an ex-parte reexamination, inter partes review, post-grant review proceeding or opposition proceeding or other similar proceedings. However, there can be no assurance that any such challenge by us or any third party will be successful. Even if such proceedings are successful, these proceedings are expensive and may consume our time or other resources, distract our management and technical personnel, and the costs of these opposition proceedings could be substantial. There can be no assurance that our defenses of non-infringement, invalidity or unenforceability will succeed.

Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our solely owned and/or in-licensed intellectual property rights. Monitoring unauthorized use of intellectual property is difficult and costly. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our rights based on potential infringement, misappropriation or violation of our intellectual property. However, the steps we take to protect our intellectual property rights may not be adequate to enforce our rights against such infringement, misappropriation or violation of our intellectual property. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and technologies.

Litigation proceedings may be necessary for us to enforce our patent and other intellectual property rights. In any such proceeding, a court may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Further, in such a proceeding, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights, which could allow third parties to commercialize technology or products similar to ours and compete directly with us, without payment to us. Alternatively or additionally such a proceeding could result in requiring us to license rights from the prevailing party in order to be able to manufacture or commercialize our products without infringing such party’s intellectual property rights, and if we are unable to obtain such a license, we may be required to cease commercialization of our products and technologies, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. The outcome in any such proceeding is somewhat unpredictable.

Regardless of whether we are defending against or asserting an intellectual property-related claim in an intellectual property-related proceeding that may be necessary in the future, and regardless of outcome, substantial costs and diversion of resources may result which could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. Some of our competitors and other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. We may not have sufficient financial or other resources to adequately conduct these types of litigation or proceedings. Any of the foregoing, or any uncertainties resulting from the initiation and continuation of any litigation, could have a material adverse effect on our business, financial condition, results of operations and prospects. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar adverse effect on our business, financial condition, results of operations and prospects.

Obtaining and maintaining our patent protection depends on compliance with various required procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States at several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our licensors to pay these fees due to the U.S. and non-U.S. patent agencies and to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in an irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors may be able to enter the market without infringing our patents and this circumstance could have a material adverse effect on our business, financial condition, results of operations and prospects.

We currently rely on licenses from third parties, and in the future may rely on additional licenses from other third parties, and if we lose any of these licenses, then we may be subjected to future litigation.

We are, and may in the future become, a party to license agreements that grant us rights to use certain intellectual property, including patents and patent applications, typically in certain specified fields of use. We may need to obtain additional licenses from others to advance our research, development and commercialization activities.

Our success may depend in part on the ability of our licensors and any future licensors to obtain, maintain and enforce patent protection for our licensed intellectual property. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products and technologies for sale, which could materially adversely affect our competitive business position and harm our business, financial condition, results of operations and prospects.

Our current license agreements impose, and future agreements may impose, various diligence, commercialization, milestone payment, royalty, insurance and other obligations on us and require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. If we fail to comply with these obligations, our licensor(s) may have the right to terminate our license, in which event we would not be able to develop or market products or technology covered by the licensed intellectual property. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

Moreover, disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
our financial or other obligations under the license agreement;
•
whether, and the extent to which, our products, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensor(s); and
•
the priority of invention of patented technology.

If we do not prevail in such disputes, we may lose any or all of our rights under such license agreements, experience significant delays in the development and commercialization of our products and technologies, or incur liability for damages, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, we may seek to obtain additional licenses from our licensor(s) and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensor(s), including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our products.

In addition, the agreements under which we currently and in the future license intellectual property or technology from third parties are complex and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize any affected products or services, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Absent the license agreements, we may infringe patents subject to those agreements, and if the license agreements are terminated, we may be subject to litigation by the licensor. Litigation could result in substantial costs and distract our management. If we do not prevail, we may be required to pay damages, including treble damages, attorneys’ fees or costs and expenses and royalties, which could adversely affect our ability to offer products or services, our ability to continue operations and our business, financial condition, results of operations and prospects.

If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new products in the future.

We may identify third-party technology that we may need to license or acquire in order to develop or commercialize our products or technologies. However, we may be unable to secure such licenses or acquisitions. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.

We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products or services. Royalties are a component of cost of products or technologies and affect the margins on our products. We may also need to negotiate licenses to patents or patent applications before or after introducing a commercial product. We may not be able to obtain necessary licenses to patents or patent applications, and our business may suffer if we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensor fails to abide by the terms of the license or fails to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable.

Certain of our in-licensed patents are, and our future owned and in-licensed patents may be, subject to a reservation of rights by one or more third parties, including government march-in rights, that may limit our ability to exclude third parties from commercializing products similar or identical to ours.

In addition, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. When new technologies are developed with government funding, in order to secure ownership of such patent rights, the recipient of such funding is required to comply with certain government regulations, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. Any failure to timely elect title to such inventions may permit the U.S. government to, at any time, take title to such inventions. Additionally, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive royalty-free license authorizing the government to use the invention or to have others use the invention on its behalf. If the government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. In addition, these rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology free of charge. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of any of the foregoing rights could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our products contain third-party open source software components and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products and provide third parties access to our proprietary software.

Our products may contain software licensed by third parties under open source software licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source software licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source software licenses contain requirements that the licensee make its source code publicly available if the licensee creates modifications or derivative works using the open source software, depending on the type of open source software the licensee uses and how the licensee uses it. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source software licenses, be required to release the source code of our proprietary software to the public for free. This would allow our competitors and other third parties to create similar products with less development effort and time and ultimately could result in a loss of our product sales and revenue, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, some companies that use third-party open source software have faced claims challenging their use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by third parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise or attempt to compromise our technology and systems.

Although we review our use of open source software to avoid subjecting our proprietary software to conditions we do not intend, the terms of many open source software licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products and proprietary software. Moreover, our processes for monitoring and controlling our use of open source software in our products may not be effective. If we are held to have breached the terms of an open source software license, we could be subject to damages or be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to products and technologies we may develop or utilize similar technology that are not covered by the claims of the patents that we own or license now or in the future;
•
we, or our licensor(s), might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•
we, or our licensor(s), might not have been the first to file patent applications covering certain of our or their inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our owned or licensed intellectual property rights;
•
it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;
•
issued patents that we own, in-license, or otherwise hold rights to may be held invalid or unenforceable or have their scope narrowed, including as a result of legal challenges by our competitors;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we may not develop additional proprietary technologies that are patentable;

•
the patents of others may harm our business; and
•
we may choose not to file a patent application for certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property.

Should any of these events occur, they could materially adversely affect our business, financial condition, results of operations and prospects.

Litigation Risks

We face the risk of product liability claims and may be subject to damages, fines, penalties and injunctions, among other things.

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices, including those which may arise from the misuse (including system hacking or other unauthorized access by third parties to our systems) or malfunction of, or design flaws in, our hardware and software products. This liability may vary based on the FDA classification associated with our devices and with the state law governing product liability standards applied to specification developers and/or manufacturers in a given negligence or strict liability lawsuit. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by patients, healthcare providers or others selling our products. The risk of product liability claims may also increase if our products are subject to a product recall or seizure. Product liability claims may be brought by individuals or by groups seeking to represent a class.

Although we have insurance at levels that we believe to be appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. Further, if additional medical device products are approved or cleared for marketing, or if we launch additional 510(k)-exempt device products or products that are not FDA-regulated medical devices, we may seek additional insurance coverage. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the device or a partner device. Healthcare providers may use our products in a manner inconsistent with the products’ labeling and that differs from the manner in which they were used in clinical studies and authorized by the FDA. Off-label use of products by healthcare providers is common, and any such off-label use of our products could subject us to additional liability, or require design changes to limit this potential off-label use once discovered. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or result in reduced acceptance of, our products in the market.

Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to our products. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnification obligations. We are not currently subject to any product liability claims; however, any future product liability claims against us, regardless of their merit, may result in negative publicity about us that could ultimately harm our reputation and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Securities and to Being a Public Company

We identified material weaknesses in our internal control over financial reporting. If our remediation measures are ineffective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to report our financial condition or results of operations accurately or in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.

In connection with Legacy Hyperfine’s and Liminal’s combined financial statement close process for the years ended December 31, 2020 and 2019, we identified a material weakness in our internal control over financial reporting. We outsourced our accounting and financial reporting to 4Catalyzer and as of and during the years ended December 31, 2020 and

2019, did not have our own finance function to appropriately perform the supervision and review of the information received from 4Catalyzer and assess its reasonableness and accuracy.

In addition, HealthCor previously recorded a portion of its Class A ordinary shares subject to possible redemption in permanent equity. Notwithstanding the presence of maximum redemption thresholds or charter provisions common in SPACs that provide a limitation on redemptions that would cause a SPAC’s net tangible assets to be less than $5,000,001, in accordance with SEC Staff guidance on redeemable equity instruments, ASC 480-10-S99, “Distinguishing Liabilities from Equity”, and EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, and, according to the SEC Staff communications with certain independent auditors, redemption provisions not solely within the control of the issuing company require ordinary shares subject to redemption to be classified outside of permanent equity. Although HealthCor did not specify a maximum redemption threshold in its Articles and Restated Memorandum and Articles of Association (the “HealthCor Articles”), the HealthCor Articles provided that HealthCor could not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In light of the recent SEC Staff communications with certain independent auditors, HealthCor’s management re-evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, HealthCor concluded that the misclassification of the Class A ordinary shares was quantitatively material to individual line items within the balance sheet. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

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

In light of the material weakness identified and the resulting restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our management is in the process of developing a remediation plan, which includes, without limitation, the hiring of additional accounting and finance personnel with technical public company accounting and financial reporting experience. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective.

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

Because we are a “controlled company” within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” under the Nasdaq listing rules. As of February 15, 2022, Dr. Rothberg controls approximately 84.8% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” under the Nasdaq rules and are not subject to the requirements that would otherwise require us to have: (i) a majority of our board of directors consist of independent directors; (ii) director nominees selected, or recommended for our board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors; and (iii) a compensation committee comprised solely of independent directors.

Dr. Rothberg may have his interest in the Company diluted due to future equity issuances or his own actions in selling shares of our Class B common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing rules.

The dual class structure of our common stock has the effect of concentrating voting power with Jonathan M. Rothberg, Ph.D., Vice Chairman of our board of directors and the Founder of Legacy Hyperfine and Liminal, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. Dr. Rothberg holds all of the issued and outstanding shares of our Class B common stock, and as of February 15, 2022, Dr. Rothberg holds approximately 84.8% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of shares of our Class A common stock. If additional shares of our Class B common stock are issued, your shares and your votes may be significantly diluted.

Potential conflicts of interest may arise among the holders of our Class B common stock and the holders of our Class A common stock.

Dr. Rothberg holds all of our Class B common stock following the Business Combination. As a result, conflicts of interest may arise among Dr. Rothberg, on the one hand, and the Company and holders of our Class A common stock on the other hand. Dr. Rothberg has the ability to influence our business and affairs through his ownership of the high vote shares of our common stock, his general ability to elect our board of directors, and provisions in the Charter requiring his approval for certain corporate actions (in addition to approval by our board of directors). If the holders of our Class A common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.

Further, through his ability to elect our board of directors and as well as his service on our board of directors, Dr. Rothberg has the ability to influence the determination of the amount and timing of our investments and dispositions, cash expenditures, indebtedness, issuances of shares of common stock, tax liabilities and amounts of reserves.

Delaware law and provisions in our Charter and bylaws could make a takeover proposal more difficult.

Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our Charter and bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of our Class A common stock held by our stockholders. These provisions provide for, among other things:

•
the ability of our board of directors to issue one or more series of preferred stock;
•
stockholder action by written consent only until the first time when Dr. Rothberg and his permitted transferees cease to beneficially own shares of Class B common stock representing 50% or more of the voting power of the outstanding shares of our capital stock;
•
certain limitations on convening special stockholder meetings;
•
advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•
amendment of certain provisions of the organizational documents only by the affirmative vote of holders of (i) a majority of the voting power of the shares of our capital stock so long as Dr. Rothberg and his permitted transferees beneficially own shares of Class B common stock representing 50% or more of the voting power of the outstanding shares of our capital stock and (ii) at least two-thirds of the voting power of the shares of capital stock from and after the time that Dr. Rothberg and his permitted transferees cease to beneficially own shares of Class B common stock representing 50% or more of the voting power of our voting stock; and
•
a dual-class common stock structure with 20 votes per share of our Class B common stock, the result of which is that Dr. Rothberg has the ability to control the outcome of matters requiring stockholder approval, even though Dr. Rothberg owns less than a majority of the outstanding shares of our capital stock.

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire the Company, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions that our stockholders desire.

Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with the Company or our directors, officers or other employees.

Our Charter provides that, unless we consent to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of us; (ii) action asserting a claim of breach of a fiduciary duty owed by, or any other wrongdoing by, any current or former director, officer, other employee or stockholder of us; (iii) action asserting a claim against us arising pursuant to any provision of the DGCL or our Charter or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery; (iv) action to interpret, apply, enforce, or determine the validity of any provisions in the certificate of incorporation of bylaws; or (v) action asserting a claim governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Subject to the foregoing, the federal district courts of the United States are the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring or holding an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our Charter. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with the Company or our directors, officers or other employees or stockholders, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Alternatively, if a court were to find these provisions of our Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

The Charter does not limit the ability of the Sponsor to compete with the Company.

HealthCor's sponsor, HC Sponsor LLC (the "Sponsor") and its affiliates engage in a broad spectrum of activities, including investments in the life sciences and medical technology industries. In the ordinary course of their business activities, the Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. The Charter does not provide that the Sponsor and its affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The Sponsor and its affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to the Company. In addition, the Sponsor may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and we may take or continue to take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take or continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates is $700 million or more as of the last business day of the most recently completed second fiscal quarter, in which case we would no longer be an emerging growth company as of the end of that fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is not an emerging growth company or is an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We are required to reflect a determination that we are no longer a smaller reporting company in our quarterly report on Form 10-Q for the first fiscal quarter of the next fiscal year after the fiscal year in which (i) the market value of our common stock held by non-affiliates is greater than or equal to $250 million as of the end of that fiscal year’s second fiscal quarter, and (ii) if our annual revenues are not greater than or equal to $100 million during the last completed fiscal year, the market value of our common stock held by non-affiliates is $700 million or more as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Class A common stock.

Securities research analysts may establish and publish their own periodic projections for us. Those projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. In addition, securities research analysts may compare us to companies that are not appropriately comparable, which could lead to lower than expected valuations. If one or more analysts cease coverage of us or fail to publish reports on us regularly, our share price or trading volume could decline.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Class A common stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

The grant of registration rights pursuant to the Registration Rights Agreement, the PIPE Subscription Agreements and the Letter Agreement, and the future exercise of such rights, may adversely affect the market price of our Class A common stock.

At the Closing, we, the Sponsor, certain affiliates of the Sponsor and certain stockholders of Legacy Hyperfine and Liminal entered into the Registration Rights Agreement, pursuant to which, among other things, the parties to the Registration Rights Agreement agreed not to effect any sale or distribution of any our equity securities held by any of them (except with respect to shares of our Class A common stock acquired in open market transactions or pursuant to the PIPE Investment) during the respective lock-up period described therein and were granted certain registration rights with respect to their respective shares of our common stock, in each case, on the terms and subject to the conditions therein. The parties to the Registration Rights Agreement and their permitted transferees have customary registration rights (including demand and piggy-back rights, subject to cooperation and cut-back provisions). In particular, the Registration Rights Agreement provides that promptly, but in any event within forty-five (45) days following the Closing Date, we are required to use our commercially reasonable efforts to file a registration statement under the Securities Act to permit the public resale of all registrable securities as permitted by Rule 415 of the Securities Act and to cause such registration statement to be declared effective as soon as practicable after the filing thereof, but in no event later than forty-five (45) days following the filing deadline (or sixty (60) days following the filing deadline if the registration statement is reviewed by and receives comments from the Securities and Exchange Commission (the “SEC”)). The registration statement was filed on January 24, 2022 and declared effective by the SEC on February 1, 2022.

Further, pursuant to the Subscription Agreements and the Letter Agreement, we agreed (i) to file within 45 days after the closing of the Business Combination a registration statement with the SEC for the resale of the PIPE Securities by the PIPE Investors and the Letter Agreement Shares by Jefferies LLC, (ii) to use commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable after the filing thereof, but no later than the earlier of (a) the 45th calendar day (or 60th calendar day if the SEC notifies us that it will “review” the registration statement) and (b) the 10th business day after the date we are notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review and (iii) to maintain the effectiveness of such registration statement until the earlier of (a) five years from the date of effectiveness of the initial registration statement, (b) the date on which PIPE Investors cease to hold the securities covered thereby, and (c) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. We will bear the cost of registering these securities. The registration statement was filed on January 24, 2022 and declared effective by the SEC on February 1, 2022. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock.

The obligations associated with being a public company will involve significant expenses and will require significant resources and management attention, which may divert from our business operations.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we are incurring, and will continue to incur significant legal, accounting and other expenses that Legacy Hyperfine and Liminal did not previously incur. Our management team and many of our other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage our transition into a public company.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We currently maintain our principal executive offices at 351 New Whitfield Street, Guilford, Connecticut 06437. We also occupy office and laboratory space in Palo Alto, California. We lease office space under operating leases. We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to the closing of the Business Combination on December 22, 2021, HealthCor's Class A ordinary shares were traded on Nasdaq under the symbol "HCAQ". On December 22, 2021, in connection with the closing of the Business Combination, we changed our name to "Hyperfine, Inc." On December 23, 2021, our Class A common stock began trading on the Nasdaq Global Market under the symbol “HYPR”.

Stockholders

As of February 15, 2022, we had 55,277,061 outstanding shares of Class A common stock held by approximately 199 holders of record, 15,055,288 outstanding shares of Class B common stock held by approximately two holders of record, and no outstanding shares of preferred stock.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [RESERVED]

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HYPERFINE

The following discussion and analysis of the financial condition and results of operations Hyperfine, Inc. and its subsidiaries (for purposes of this section, collectively referred as the “Company”, “we,” “us” and “our”) should be read together with the audited combined and consolidated financial statements as of and for the years ended December 31, 2021 and 2020, together with the related notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are an innovative digital health business with a mission to provide affordable and accessible imaging and monitoring through magnetic resonance imaging (“MRI”) to revolutionize healthcare for people around the world. Our Swoop® Portable Magnetic Resonance (“MR”) Imaging SystemTM (“Swoop”) produces high-quality images at a lower magnetic field strength than conventional MRI systems, and can be used by healthcare professionals to make effective clinical diagnoses on a patient in a variety of settings where MRI devices have previously been inaccessible. The easy-to-use interface and portable design of our Swoop system make it accessible for use anywhere in a hospital, clinic or patient care site. We are working to realize our vision of providing affordable and accessible imaging of health conditions around the world.

MRI is a medical imaging technique used in radiology to image the anatomy and the physiological processes of the human body. It is typically used in a variety of clinical settings for medical diagnosis, staging of disease and follow-up treatment. Unlike X-ray computed tomography (“CT”) or positron emission tomography (“PET”), MRI does not expose patients to harmful ionizing radiation. We believe MRI offers the most sensitive and objective measures of brain tissue and injury. Despite its advantages, many healthcare institutions throughout the world lack the facilities, qualified operators and capital necessary to acquire and maintain expensive MRI devices. The Swoop system is intended for use at the patient’s bedside in any hospital room or clinical setting, such as a physician’s office or a local urgent care facility. The demand for MRI has been augmented by the aging population and rising prevalence of cancer and cardiovascular, neurological and orthopedic conditions. Healthcare professionals and insurers are recognizing imaging as a cost-effective and non-invasive diagnostic tool for evaluation and ongoing monitoring. Swoop is a next generation of these devices designed to drive costs down and expand the current $15.9 billion imaging market.

We believe the adoption of the Swoop system by healthcare professionals has benefits across healthcare communities in both high and low resource settings. Through our collaborations with the healthcare community, we have begun to optimize Hyperfine’s software ecosystem to harness Artificial Intelligence (“AI”) to transform the system into a true bedside clinical decision support platform. These efforts seek to improve image quality, help users analyze images, and reduce time to diagnosis. Our technology allows us to provide decision support and immediate feedback for diagnostic insight for clinicians of all levels of expertise. In the future, we hope to develop an ecosystem of products, expanding the capabilities of our core MRI product platform while introducing a brain sensing platform to offer a more complete solution and increase access to life saving technology across the care continuum.

Legacy Hyperfine received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2020 for its Swoop Portable MR Imaging System, which is commercially available in the United States. In 2021, we also obtained a Medical Device License issued by Health Canada and expanded into the Canadian market. We also recently received regulatory authorization in New Zealand and Pakistan. In addition, we are initially seeking necessary regulatory authorizations in other major markets, including the United Kingdom, Australia and other countries. We are building our direct commercial infrastructure in the United States and also have plans to sell our products in other countries either through direct sales or through distributors.

COVID-19

In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. We continue to closely monitor the recent developments surrounding the continued spread and potential resurgence of COVID-19. The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking.

COVID-19 created multiple commercial challenges in 2020 and has continued to do so in 2021 and 2022. We expect to see restrictions on our salesforce’s ability to visit sites to continue during 2022. Commercially, many hospitals and other healthcare providers decreased spending and limited physical access to facilities, slowing our ability to demonstrate our

Swoop device. In addition, many hospitals and other healthcare providers continue to focus their attention on addressing COVID-19, which we believe has resulted in lower sales volume. Trade shows and conferences moved to a virtual platform creating difficulty in demonstrating our device to key stakeholders. We moved to create a product demonstration roadshow using demonstration trucks, but were not able to scale due to truck shortages. It was not uncommon to host virtual product demonstrations with 6-10 physicians, something that would ordinarily not happen or would take many weeks of planning to produce. With physician society conferences offline and slowing our commercial launch, we used the concept of “Demo at Your Door” — providing target customers hands-on device experience at a place of their choosing. Virtual demonstrations, even though they generated a lot of interest in our product, often did not result in sales, and all sales required an in-person product demonstration. As more conferences begin to be held in-person, we expect to improve our ability to provide product demonstrations to potential customers. It is unclear whether or not conferences will have the same in-person attendance as they would have had in the past.

Because the manufacturing of our Swoop system was developed, and our commercial launch of our Swoop system occurred, during the COVID-19 pandemic market and manufacturing conditions, we did not have to materially adjust our existing resource allocation or our factors of production because of the COVID-19 pandemic. However, if there are further waves of the COVID-19 pandemic driven by variants like Delta, Omicron or otherwise, we may experience a greater negative impact in our supply chain than we have previously.

During the COVID-19 pandemic and the variants that followed, our suppliers agreed to shift new work to domestic suppliers to help reduce the risk of manufacturing delays. Our supplier and sub tier suppliers have been adversely affected by COVID-19. Although we work closely with our suppliers to attempt to ensure continuity of supply, the supply of certain components and raw materials used in our product has been and may continue to be slowed as a direct result of COVID-19 and its variants. We have also experienced increases in product costs as raw materials have been constrained. Prices have risen sharply over the past year, and lead times have extended dramatically, particularly on semiconductor products. Over the next 12 months, we expect prices to increase due to the raw material demand surges across numerous industries, along with labor and transportation related constraints. We also expect lead times to reduce as component production levels recover to meet demand. We helped to minimize the impact of the COVID-19 pandemic on the manufacturing of our product and operations by using our manufacturer’s preferred suppliers, increasing communications with suppliers and freight carriers, and providing advanced forecasts and purchase orders for new and existing devices.

In addition, future regulatory authorizations by the FDA or other regulatory authorities may take longer because of COVID-19 pandemic-related delays, though we have not been impacted by such delays to date.

Please refer to the section titled, "Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K for more information. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic and actions that may be taken by government authorities across the United States. We will continue to monitor the performance of our business and reassess the impacts of COVID-19.

Key Performance Metrics

We review the key performance measures discussed below to evaluate the business and measure performance, identify trends, formulate plans and make strategic decisions.

Installed Base

The Swoop total installed base consists of three components, discussed in further detail below: Commercial system installations (which make up total revenue), grant fulfillment installations, and research unit installations. The Swoop total installed base (or total installed units) is the number of Swoop devices deployed to hospitals, other healthcare providers, and research institutions. We view the total installed base as a key metric of the growth of our business and is measured from period over period.

Presented below is a breakout of total Swoop systems installed during 2020 and 2021:

	TOTAL INSTALLED UNITS
	2020	2021	TOTAL
Commercial systems installations	4	23	27
Grant fulfillment installations	—	18	18
	4	41	45
Research units	15	10	25
Total Installed Units	19	51	70

Commercial system installations reflect device sales and subscription services through commercial agreements (commercial sales) or through research transfer agreements ("RTA") sales. Commercial sales are made to hospitals and other healthcare providers as direct sales of devices and software subscription services or through subscriptions for the use of the device and software. RTA sales represent the sale of Swoop units for research use purposes. Our revenue for the years ended December 31, 2021, and 2020 is derived from commercial sales and RTA sales.

Grant fulfillment installations consist of shipments of Swoop units to hospitals and other clinical facilities designated by the Bill & Melinda Gates Foundation (“BMGF”). The corresponding funding for these installations from BMGF is recorded as a reduction in the research and development expenses when realized during the period.

Research units represent installed units, at no cost to the institutions, to expand clinical use cases. The installation of research units is recorded as a fixed asset with the related depreciation recorded as R&D expense over the life of the research unit.

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Strategic partnerships and accelerated international expansion

We believe that market expansion is a key to our continued growth and the success of our device. In line with our vision to democratize healthcare imaging by providing affordable and accessible imaging of health conditions around the world, we are building an international sales strategy that includes direct sales to customers and sales through distribution partners in target regions. In 2021, we obtained a Medical Device License issued by Health Canada and expanded into the Canadian market. We recently also received regulatory authorization in New Zealand and Pakistan. In our plans for international commercial expansion, the other countries in which we plan initially to commercialize our Swoop system include, subject to the regulatory authorization, the United Kingdom and Australia. Through the Bill and Melinda Gates Foundation (“BMGF”) partnership, we are deploying Swoop systems in these target areas for research and clinical settings. The utilization of our Swoop systems as part of the programs will allow us to begin building relationships across key stakeholders in these countries or regions to better understand and meet required regulatory hurdles in anticipation of filing for regulatory authorization and ultimately expand into clinical use with patients. In addition, we are considering commercial expansion into several of the larger EU countries following our initial international commercial expansion. We believe these countries have the market size, regulatory environment, commercial access, and mature healthcare systems necessary, subject to regulatory authorization, for a successful launch of our Swoop system. We believe our partnership with the BMGF demonstrates our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and remote management of health conditions around the world. Through our engagement with nonprofit organizations, we aim to deploy the Swoop system to low-middle resource settings without readily-accessible MRI technology. During 2020, we were awarded a $1.6 million grant from the BMGF for the provision and equipping of 20 sites with the Hyperfine portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality (the “Project”). During the third quarter of 2021, we were awarded an additional $3.3 million grant, of which $2.5 million was received from the BMGF in September 2021, with the remainder expected to be received by April 2022. Both of the grants are designed to support the deployment of a total of 25 Swoop devices and other services to investigators, which commenced in the spring of 2021, and is expected to fund the program for approximately two years. At December 31, 2021, 18 Swoop system units were provisioned and delivered to BMGF. These grants are designed to provide data to validate the use of our Swoop system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury.

Technical innovation

We have developed our device through extensive research and development activities. Our Swoop system is designed to make the customer experience as easy as possible through our integrated, easy-to-use interface that portrays images on a tablet, smartphone or other WiFi capable device. In addition to this design, our team is focused on customer success programs that help integrate the Swoop system into any hospital or clinic workflow. We believe that as the Swoop system becomes integrated into ICUs and sites across medical practices, we will gain more insights into our product’s usability and potentially develop automated analysis of images that we believe will lead to further efficiencies in patient diagnosis. We plan to continue developing our technology to expand into new imaging applications to enable us to reach the broader care continuum through diagnosis and treatment. In the future, we plan to introduce a further enhanced MRI system designed to conduct neuroimaging and imaging of other extremities for interventional procedures. In addition to our efforts to disrupt the MRI market, we see a significant opportunity to help patients in the neuromonitoring space. Although we expect these activities in technical innovation of the current device and new devices will increase our research and development expenses, we expect it to positively impact our results of operations and profitability in the future.

Description of Certain Components of Financial Data

Sales

We derive our sales from the following sources: device sales and service sales as described in more detail below. Our revenue recognition policies are discussed in more detail under “Summary of Significant Accounting Policies” in Note 2 to our combined and consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020 included elsewhere in this Annual Report on Form 10-K.

Device: Device sales primarily consist of sales of our MRI devices.

Service: Service sales primarily consists of sales from subscriptions of bundled devices, maintenance, and software.

Cost of sales

Cost of sales consists of product and service costs including personnel cost and benefits including stock-based compensation, product costs, production setup expenses, depreciation and amortization expenses, inventory excess and obsolescence expenses.

Research and development

Research and development costs consist of production costs for prototype, test and pre-production units, lab supplies, consulting and personnel costs, including salaries, stock-based compensation, bonuses and benefit costs. Most of our research and development expenses are related to developing new products and services as well as to enhance our current product and software capabilities. Consulting expenses are related to research and development activities as well as clinical and regulatory activities. Fabrication services include certain third-party engineering costs. Research and development expenses are expensed as incurred. We expect to continue to make substantial investments in product development. As a result, research and development expenses are expected to increase in absolute dollars as the research and development efforts increase.

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits including stock-based compensation, patent and filing fees, office expenses, technology expenses and outside services. Outside services consist of professional services, legal and other professional fees. We expect that general and administrative expenses will increase in absolute dollars as a result of operating as a public company, including adding hires in accounting, human resources, and legal. Other related costs include additional facilities expenses and general corporate overhead to support the employee base.

Sales and marketing

Sales and marketing costs primarily consist of personnel costs and benefits including stock-based compensation, advertising, promotional costs, as well as costs for conferences, meetings, and other events. We expect sales and marketing expenses will increase in absolute dollars in the near term as we build our internal sales and marketing teams, promote our brand through marketing and advertising initiatives and expand our market presence and awareness.

Interest income

Interest income primarily consists of interest earned on our cash equivalents invested in money market securities.

Other expense, net

Other expense, net primarily relates to interest on a related party note payable.

Provision for income taxes

We utilize the asset and liability method of accounting for income taxes, as set forth in Accounting Standards Codification ("ASC") 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the net deferred tax assets will not be realized. We recorded a full valuation allowance as of December 31, 2021 and 2020. Based on available evidence, we believe that it is more-likely-than-not that we will be unable to utilize all of our deferred tax assets in the future.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted which included provisions related to net operating loss ("NOL") carryovers and carrybacks. The CARES Act amended the NOL carryback rules by allowing NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 to be carried back to each of the 5 years preceding the year of the loss to generate a refund of previously paid income taxes. In addition, the CARES Act temporarily removed the 80% limitation under which NOLs generated post-2017 could be used to offset no more than 80% of taxable income, and allows for full use of such NOLs for tax years before January 1, 2021. We have evaluated the relevant provisions of the CARES Act and have determined that we do not expect to recognize any benefit related to these provisions due to our net operating losses in the current year and all prior years. Therefore, there are no income tax effects to be recognized in the combined and consolidated financial statements for the years ended December 31, 2021 and 2020.

Results of Operations

The following is a discussion of our results of operations for the periods shown below, and our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 in our combined and consolidated financial statements for the years ended December 31, 2021 and 2020 included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,		Change
($ Amounts in thousands)	2021	2020	%
Sales
Device	$715	$200	257.5%
Service	781	94	730.9%
Total sales	$1,496	$294	408.8%
Cost of Sales
Device	$2,058	$763	169.7%
Service	605	8	7,462.5%
Cost of sales	$2,663	$771	245.4%
Gross margin	(1,167)	(477)	144.7%
Operating expenses:
Research and development	$25,842	$14,593	77.1%
General and administrative	27,497	5,921	364.4%
Sales and marketing	10,362	2,500	314.5%
Total operating expenses	63,701	23,014	176.8%
Loss from operations	$(64,868)	$(23,491)	176.1%
Interest income	$18	$70	(74.3)%
Other expense, net	(1)	(6)	(83.3)%
Loss before provision for income taxes	$(64,851)	$(23,427)	176.8%
Provision for income taxes	—	—
Net loss and comprehensive loss	$(64,851)	$(23,427)	176.8%

Comparison of the Years Ended December 31, 2021 and 2020 ($ Amounts in thousands)

Sales

	Year Ended December 31,		Change
	2021	2020	Amount	%
Device	$715	$200	$515	257.5%
Service	781	94	687	730.9%
Total sales	$1,496	$294	$1,202	408.8%

Total sales increased by $1.2 million, or 408.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Device sales increased by $0.5 million, or 257.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was driven by an increase in the volume of device sales. In the first quarter of 2022, we have taken a pricing action by increasing the price of the device while lowering the price of the annual subscription. We expect this pricing action will result in higher device revenue per unit and lower service revenue per unit for sales under the subscription plus ownership model beginning in the first quarter of 2022.

Service sales increased by $0.7 million, or 730.9%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was driven by an increase in the volume of devices installed as generally all commercial systems installations generate service revenue. Service sales revenue is generally recognized over time as we are providing the customer with ongoing access to our resources throughout the subscription period. This type of revenue is recurring in nature and we expect will continue to grow as more devices are sold.

Cost of sales

	Year Ended December 31,		Change
	2021	2020	Amount	%
Device	$2,058	$763	$1,295	169.7%
Service	605	8	597	7,462.5%
Total cost of sales	$2,663	$771	$1,892	245.4%

Total cost of sales increased by $1.9 million, or 245.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Cost of device sales increased by $1.3 million, or 169.7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was driven primarily by third party manufacturing costs as a result of increased volume of products sold. The increase is comprised of a $0.8 million increase in product hardware costs and a $0.5 million increase in internal overheads and labor costs mostly related to customer support and engineering as a result of an increase in the volume of products sold.

Cost of service sales increased by $0.6 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was driven primarily by $0.4 million increase in internal overheads and labor costs and a $0.2 million increase in depreciation of devices installed.

Research and development

	Year Ended December 31,		Change
	2021	2020	Amount	%
Research and development	$25,842	$14,593	$11,249	77.1%

Research and development expenses increased by $11.2 million, or 77.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was driven primarily by an increase in personnel related costs of $8.1 million as a result of increased headcount, an increase in professional services of $1.1 million, an increase in stock-based compensation of $0.5 million, and an increase in travel expenses of $0.5 million.

General and administrative

	Year Ended December 31,		Change
	2021	2020	Amount	%
General and administrative	$27,497	$5,921	$21,576	364.4%

General and administrative expenses increased by $21.6 million, or 364.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was driven primarily by an increase in professional services of $4.3 million, an increase in personnel related expenses of $6.7 million, an increase in legal costs of $1.6 million, an increase in stock-based compensation of $5.3 million, an increase in recruiting expenses of $1.5 million as well as an increase of $0.7 million of technology related costs.

Sales and marketing

	Year Ended December 31,		Change
	2021	2020	Amount	%
Sales and marketing	$10,362	$2,500	$7,862	314.5%

Sales and marketing expenses increased by $7.9 million, or 314.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was driven primarily by an increase in personnel related expenses of $3.3 million due to increased headcount as the business had a full year of commercial operations, an increase in product advertising and marketing expenses of $3.0 million, an increase in professional and other outside service of $0.6 million, and an increase in travel expense of $0.3 million.

Interest income

	Year Ended December 31,		Change
	2021	2020	Amount	%
Interest income	$18	$70	$(52)	(74.3)%

Interest income decreased by $0.1 million, or 74.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was driven primarily by lower interest rates in money market accounts in 2021 as compared to 2020.

Other expense, net

	Year Ended December 31,		Change
	2021	2020	Amount	%
Other expense, net	$(1)	$(6)	$5	(83.3)%

Other expense decreased by $0.01 million, or 83.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was driven primarily by realized gains on foreign currencies.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily with proceeds from the issuance of common and preferred stock. We have incurred significant cash burn and recurring net losses, which includes a net loss of $64.9 million for the year ended December 31, 2021, and an accumulated deficit of $136.3 million as of December 31, 2021. In addition, on December 22, 2021, we completed the Business Combination with HealthCor, and as a result we received gross proceeds of approximately $162.1 million and net proceeds of approximately $141.5 million. As of December 31, 2021, we had cash and cash equivalents of $188.5 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur a significant cash burn and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

We expect to continue to incur net losses as we continue to invest in research and development and sales and marketing of our products. Our ability to access capital when needed is not assured and, if capital is not available when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs, commercialization of our products, and other operations which could materially harm our operations, financial condition and operating results. We expect that our existing cash and cash equivalents, together with proceeds from the sales of our products and services, will enable us to conduct our planned operations for at least the next 12 months. We expect we will require an accelerated amount of spending to enhance the sales and marketing teams, continue to drive development of our products, and build inventory. Other factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to manufacturing; (iii) changes we may make in our business or commercialization and hiring strategy; (iv) the impact of the COVID-19 pandemic; (v) costs of running a public company; and (vi) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.

We expect to use our funds to further invest in the development of our products and services, commercial expansion, and for working capital and general corporate purposes.

Cash

As of December 31, 2021, we had cash and cash equivalents of $188.5 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, international expansion, and regulatory costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2021	2020
Net cash used in operating activities	$(47,182)	$(21,525)
Net cash used in investing activities	(2,711)	(1,568)
Net cash provided by financing activities	176,767	60,938
Net increase in cash, cash equivalents, and restricted cash	$126,874	$37,845

Net cash used in operating activities

For the year ended December 31, 2021, net cash used in operating activities of $47.2 million was due primarily to a net loss of $64.9 million, non-cash items of $8.7 million and changes in operating assets and liabilities of $9.0 million. Non-cash items were primarily stock-based compensation expense of $6.9 million. Changes in operating assets and liabilities were driven primarily by an increase in inventory of $2.7 million, partially offset by an increase in accrued expense and other current liabilities of $6.9 million and amounts due to related parties of $1.8 million.

For the year ended December 31, 2020, net cash used in operating activities of $21.5 million was due primarily to a net loss of $23.4 million, non-cash items of $1.6 million and changes in operating assets and liabilities of $0.3 million. Non-cash items were primarily stock-based compensation expense of $1.1 million. Changes in operating assets and liabilities were driven primarily by an increase in inventory of $1.9 million and amounts due from related parties of $0.8 million, partially offset by an increase in deferred grant funding of $1.6 million.

Net cash used for investing activities

For the year ended December 31, 2021, net cash used in investing activities of $2.7 million was from fixed assets purchased.

For the year ended December 31, 2020, net cash used in investing activities of $1.6 million was from fixed assets purchased.

Net cash provided by financing activities

For the year ended December 31, 2021, net cash provided by financing activities of $176.8 million was primarily due to proceeds from issuance of Series D convertible preferred stock of $30.5 million, and net proceed from equity infusion from the Business Combination of $141.5 million.

For the year ended December 31, 2020, net cash provided by financing activities of $60.9 million was primarily due to proceeds from issuance of Series D convertible preferred stock of $59.8 million and investment proceeds from 4Bionics of $1.0 million.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the years ended December 31, 2021 and 2020.

In April 2020, we received a $1.6 million grant from the BMGF for the provision and equipping of 20 sites with the Hyperfine portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. During the third quarter of 2021, we were awarded an additional $3.3 million grant, of which $2.5 million was received from the BMGF in September 2021. Refer to Note 16 to our combined and consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020 included elsewhere in this Annual Report on Form 10-K for a discussion of the BMGF grant. Any grant funds, plus any income, that have not been used for, or committed to, the Project must be returned promptly to BMGF upon expiration of or termination of the agreement.

We had no other significant contractual obligations as of December 31, 2021.

For information on contingencies, refer to Note 16 to our combined and consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020 included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. While our significant accounting policies are described in more detail in Note 2 in our combined and consolidated financial statements for the years ended December 31, 2021 and 2020 included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition

We make judgments applying the guidance related to the estimation of variable consideration. We have certain subscription contracts that provide variable discounts to customers (subject to a maximum). These discounts vary and represent variable consideration, and we use the expected value method to estimate this variable consideration. Given the high degree of uncertainty around the occurrence of these events, we determine the variable consideration to be fully constrained until the uncertainty associated with these discounts is resolved. We will recognize revenue from subscription revenue straight line over the subscription period. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved and other changes in circumstances occur.

Inventories

Inventories primarily consist of finished goods which are produced by the Company’s third-party contract manufacturers and raw materials ordered in advance by the third-party contract manufacturer due to long delivery-lead time and were billed to the Company. Inventories are stated at the lower of actual cost, determined using the average cost method, or net realizable value (“NRV”). We routinely evaluate quantities and value of our inventories in light of current market conditions and market trends and record a write-down against the cost of inventories for NRV below cost. NRV is based upon an estimated average selling price reduced by the estimated costs of disposal and transportation. The determination of NRV involves numerous judgments including estimating selling prices, existing customer orders, and estimated costs of disposal and transportation. If actual market conditions differ from our estimates, future results of operations could be materially affected.

The valuation of inventory also requires us to estimate excess and obsolete inventory. We periodically review the age, condition and turnover of our inventory to determine whether any inventory has become obsolete or has declined in value and incur a charge to operations for known and anticipated inventory obsolescence. We also consider how quickly customers will transition from older products to newer products, including whether older products can be re-manufactured into new products. The evaluation takes into consideration the effect that new products might have on the sale of existing products, product obsolescence, product merchantability and other factors. Market conditions are subject to change and if actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on gross margin.

Stock-based compensation

Our stock-based compensation program includes restricted stock unit and stock option grants to our employees, directors and consultants. Stock options are granted at exercise prices not less than the estimated fair market value of our common stock at the dates of grant. For purposes of restricted stock unit grants, the grant date fair value is calculated as the fair market value of the stock on the date of grant.

The fair values of stock option grants are estimated using a Black-Scholes option-pricing model. Key inputs and assumptions include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, stock price and exercise price. Many of the assumptions require significant judgment and changes in assumptions could have a significant impact in the determination of stock-based compensation expense.

Key assumptions include:

•
Risk free interest rate: The risk-free interest rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant.
•
Expected dividend yield: We have never declared or paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future.
•
Expected term: We calculate expected term using the “simplified” method, which is the simple average of the vesting period and the contractual term. The simplified method is applied as we do not have sufficient historical data to provide a reasonable basis for an estimate of the expected term. We calculate the expected term for employee awards that take into account the effects of employees' expected exercise and post-vesting employment termination behavior.
•
Expected volatility: We determined expected annual volatility based on the historical stock volatility of a group of similar companies that are publicly traded over a period equivalent to the expected term of the stock- based awards.

Generally, stock options granted to employees fully vest four years from the grant date and have a term of 10 years and stock options granted to non-employees fully vest one year from the grant date or upon performance of a service and have a term of 10 years.

During the year ended December 31, 2020, Liminal was a wholly owned subsidiary of 4Bionics, and as such, 4Bionics granted equity awards in the form of incentive units to Liminal employees and nonemployees under 4Bionics’ stock-based compensation program. On April 2, 2021, 4Bionics executed a plan of liquidation and dissolution and its ownership in Liminal was distributed to its members and to the holders of incentive units. Immediately subsequent to the dissolution, all outstanding unvested incentive unit awards under 4Bionics' 2019 Equity Incentive Plan were replaced with preferred stock awards indexed to and settled in the preferred stock of the former 4Bionics subsidiaries Liminal, Detect, Inc. (f/k/a Homodeus Inc.), Tesseract Health, Inc. and Protein Evolution, Inc. The preferred stock awards are subject to service vesting conditions only. No incremental value was provided to participants as a result of the modification of the awards as the modification date fair value of the incentive unit awards was equal to the modification date fair value of the stock underlying the restricted stock awards. Moreover, the remaining vesting period before and after the modification was unchanged. No incremental compensation expense was recognized as a result of the modification.

Prior to the dissolution of 4Bionics, a portion of total 4Bionics stock-based compensation expense was allocated to Liminal based on the level of service provided by the relevant employees and nonemployees to Liminal over the term of the award. Subsequent to the dissolution of 4Bionics, we recognize the stock-based compensation expense related to the replacement preferred stock awards and no allocation methodology is required. In connection with the Closing of the Business Combination, all replacement preferred stock awards were accelerated to fully vest. We recognized stock-based compensation expense of $0.6 million related to the incentive unit awards and replacement preferred stock awards during the year ended December 31, 2021.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our combined and consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020 included elsewhere in this Annual Report on Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our results of operations or financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not hold, issue or enter into any financial instruments for speculative or trading purposes. We do not have significant exposure to foreign currencies.

Interest rate risk

Our cash equivalents as of December 31, 2021 consisted of $48.6 million in money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our cash flows or operating results.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements included in Item 15 "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, solely due to the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed a Business Combination on December 22, 2021 pursuant to which we acquired Legacy Hyperfine and Liminal. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021.

Material Weakness in Internal Control Over Financial Reporting

We have identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As previously disclosed, prior to the Closing of the Business Combination in December 2021, Legacy Hyperfine and Liminal were private companies and had limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures. We outsourced our accounting and financial reporting to 4Catalyzer Corporation (“4Catalyzer”) and did not have our own finance function to appropriately perform the supervision and review of the information received from 4Catalyzer and assess its reasonableness and accuracy. As a result, in connection with the combined financial statement close process of Legacy Hyperfine and Liminal for the years ended December 31, 2020 and 2019, we identified a material weakness in our internal control over financial reporting.

In addition, as previously disclosed, HealthCor previously recorded a portion of its Class A ordinary shares subject to possible redemption in permanent equity. Notwithstanding the presence of maximum redemption thresholds or charter provisions common in SPACs that provide a limitation on redemptions that would cause a SPAC’s net tangible assets to be less than $5,000,001, in accordance with SEC Staff guidance on redeemable equity instruments, ASC 480-10-S99, “Distinguishing Liabilities from Equity”, and EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, and, according to SEC Staff communications with certain independent auditors, redemption provisions not solely within the control of the issuing company require ordinary shares subject to redemption to be classified outside of permanent equity. Although we did not specify a maximum redemption threshold in HealthCor’s Amended and Restated Memorandum and Articles of Association (the “HealthCor Articles”), the HealthCor Articles provided that we could not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In light of the SEC Staff communications with certain independent auditors, our management re-evaluated the effectiveness of our disclosure controls and procedures, and based upon that evaluation, we concluded that the misclassification of the Class A ordinary shares was quantitatively material to individual line items within the balance sheet. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares. We concluded that the foregoing represents a material weakness in our internal controls over financial reporting.

Notwithstanding these material weaknesses, management has concluded that our audited combined and consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

Plan for Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

In response to these material weaknesses, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting. Our management developed and started to execute a remediation plan, which included the hiring of accounting and finance resources including the Chief Financial Officer and Vice President, Controller with technical public company accounting and financial reporting experience, as well as other team members. We also have access to accounting training, literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects. The material weaknesses will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective.

Changes in Internal Controls

Other than the changes made to remediate the material weakness described above, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Effective March 21, 2022, Mark Hughes, our Chief Operating Officer, transitioned from the position as Chief Operating Officer to his new position as Vice President, Hardware Engineering and Operations. Mr. Hughes’ annual base salary will remain $325,000. As a result of this transition, Mr. Hughes has ceased to serve as an executive officer of the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Management

Effective as of the Closing Date, and in connection with closing of the Business Combination, each the executive officers of HealthCor resigned and were replaced by certain members of the management team of Legacy Hyperfine, and each of the directors of HealthCor resigned and the stockholders elected seven directors to serve on the Company’s board of directors (the “Hyperfine Board”). Accordingly, the following table sets forth certain information concerning our executive officers and directors as of February 15, 2022:

Name	Age	Position
Executive Officers:
Dave Scott	51	President, Chief Executive Officer and Director
Alok Gupta	56	Chief Financial Officer
Khan Siddiqui, M.D.	48	Chief Medical Officer and Chief Strategy Officer
Neela Paykel	53	General Counsel, Chief Compliance Officer and Corporate Secretary
Scott White	48	Chief Commercial Officer

Non-Employee Directors:
R. Scott Huennekens	57	Executive Chairman
Jonathan M. Rothberg, Ph.D.	58	Vice Chairman
John Dahldorf	65	Director
Ruth Fattori	69	Director
Maria Sainz	56	Director
Daniel J. Wolterman	65	Director

Executive Officers

Dave Scott has served as our President since March 2022 and as our Chief Executive Officer and as a director of the Company since the Closing of the Business Combination in December 2021 and had served as Chief Executive Officer of Legacy Hyperfine since May 2021. Prior to joining the Company, Mr. Scott led advanced Research and Development innovation teams as an Executive at Apple, Inc.’s confidential Special Projects Group from October 2019 to May 2021. From 2015 to 2019, Mr. Scott was the Chief Operating Officer and EVP of Research and Development for Verb Surgical, an independent start-up company formed by Google and Johnson & Johnson to develop surgical platforms, including advanced surgical robotics. Mr. Scott previously served as Divisional VP of Research and Development for Abbott Medical Optics and as VP of Research and Development at OptiMedica, later acquired by Abbott Medical Optics. In addition, Mr. Scott led Intuitive Surgical’s advanced imaging technologies team, which designed, developed and brought to market the visualization platform for the da Vinci® robotic surgical system. Mr. Scott has been awarded over 25 patents in X-ray imaging, medical endoscopy and laser surgery applications. Mr. Scott serves on the Board of Directors at the Alfred Mann Foundation and holds a Bachelor of Science in Aerospace Engineering from the University of Kansas and a Master of Science in Aerospace Engineering from the University of Colorado, Boulder. Mr. Scott’s qualifications to serve on the Hyperfine Board include his leadership experience in the medical technology industry, as well as his knowledge of our business.

Alok Gupta has served as our Chief Financial Officer since the Closing of the Business Combination in December 2021 and had served as Chief Financial Officer of Legacy Hyperfine since August 2021. Prior to joining the Company, Mr. Gupta served as the Chief Financial Officer and Chief Strategy Officer of Halio, Inc., an electrochromic smart glass company providing an intelligent platform for daylight management, from October 2019 to August 2021. From 2014 to 2019, Mr. Gupta was Managing Director at Mizuho Securities. Mr. Gupta received a Bachelor of Science degree in Mechanical Engineering from Jiwaji University, a Master of Science degree in Manufacturing Systems Engineering from Oklahoma State University and a Master of Business Administration degree from the University of California, Los Angeles.

Khan Siddiqui, M.D. has served as our Chief Medical Officer and Chief Strategy Officer since the Closing of the Business Combination in December 2021 and had served as Chief Medical Officer and Chief Strategy Officer of Legacy Hyperfine since January 2020. Dr. Siddiqui also serves on a medical advisory board of 4Catalyzer that provides services to 4Catalyzer companies. Prior to joining the Company, Dr. Siddiqui founded and served in leadership roles at higi, Inc. as the Chief

Executive Officer from 2012 to 2013 and the Chief Medical Officer and Chief Technology Officer from 2013 to 2021. Dr. Siddiqui received an M.D. degree from Aga Khan University in Karachi, Pakistan and completed a fellowship in imaging informatics at the University of Maryland Medical Center.

Neela Paykel has served as our General Counsel and Corporate Secretary since the Closing of the Business Combination in December 2021, has served as our Chief Compliance Officer since March 2022, and had served as General Counsel of Legacy Hyperfine since May 2021. Prior to joining the Company, Ms. Paykel served as the deputy general counsel at Waymo, LLC, an autonomous vehicle technology company, from November 2018 to April 2021. From 2016 to 2018, Ms. Paykel was the Vice President, Legal Affairs and Compliance at Proteus Digital Health. Ms. Paykel received a Bachelor of Arts in International Business Administration from Illinois Wesleyan University and a Juris Doctor degree from The George Washington University Law School.

Scott White has served as our Chief Commercial Officer since the Closing of the Business Combination in December 2021 and had served as Chief Commercial Officer of Legacy Hyperfine since September 2021. Prior to joining the Company, Mr. White served as the Vice President of Global Sales for Rapid Micro Biosystems, Inc., a newly public biotech company focused on microbiology automation, from 2018 to September 2021. From 2017 to 2018, Mr. White was the Market President for Compass Surgical Partners, LLC, a private healthcare management firm. Mr. White also previously served as the Managing Partner for the Florida Market of Surgery Center Development Co., LLC, a private management company for outpatient surgery centers, from 2015 to 2017. Mr. White received a Bachelor of Science in Business Administration from the University of Florida and a Master in Business Administration from the University of Miami.

Non-Employee Directors

R. Scott Huennekens has served as the Executive Chairman of the Hyperfine Board since the Closing of the Business Combination in December 2021 and had served as the Executive Chairman of Legacy Hyperfine’s board of directors since April 2021. Mr. Huennekens also serves as member of the board of directors of Acutus Medical, Inc., Envista Holdings Corporation and NuVasive, Inc., and was previously on the board of REVA Medical, Inc. and ViewRay, Inc. From August 2015 to December 2018, Mr. Huennekens was the President, Chief Executive Officer and Chairman of the board for Verb Surgical. Prior to joining Verb Surgical in 2015, Mr. Huennekens was President, Chief Executive Officer and a board member of Volcano Corporation for 13 years. Mr. Huennekens received a Bachelor of Science degree in Business Administration from the University of Southern California, and a Master of Business Administration degree from Harvard Graduate School of Business. Mr. Huennekens’ qualifications to serve on the Hyperfine Board include his extensive executive experience in the biomedical technology industry and his significant corporate governance experience.

Jonathan M. Rothberg, Ph.D. is the Founder of Legacy Hyperfine and Liminal and has served as Vice Chairman of the Hyperfine Board since the Closing of the Business Combination in December 2021 and had served on the board of directors of Legacy Hyperfine since 2014 and the board of directors of Liminal since 2018. Dr. Rothberg previously served as Legacy Hyperfine’s Chief Executive Officer from 2014 to 2021. Dr. Rothberg is a scientist and entrepreneur who was awarded the National Medal of Technology and Innovation, the nation’s highest honor for technological achievement, by President Obama for inventing and commercializing high-speed DNA sequencing. Dr. Rothberg is the Founder of the 4Catalyzer medical technology incubator and the Founder and Chairman of its companies: Legacy Hyperfine, Liminal, Quantum-Si Incorporated, Butterfly Network, Inc., AI Therapeutics, Inc. (formerly LAM Therapeutics, Inc.), Tesseract Health, Inc. and Detect, Inc. (formerly Homodeus Inc.). These companies focus on using inflection points in medicine, such as deep learning, next-generation sequencing, and the silicon supply chain, to address global healthcare challenges. Dr. Rothberg previously founded and served as Chairman, Chief Executive Officer, and Chief Technology Officer of Ion Torrent Systems, Inc. from 2007 to 2010, and founded and served as Chairman and Chief Executive Officer of RainDance Technologies, Inc. from 2004 to 2009. From 1999 to 2007, Dr. Rothberg co-founded and served as Chairman of ClarifI, Inc., and from 1999 to 2006, he founded and served as Chairman, Chief Executive Officer and Chief Technology Officer of 454 Life Sciences Corporation. With 454 Life Sciences, Dr. Rothberg brought to market the first new way to sequence genomes since Sanger and Gilbert won the Nobel Prize for their method in 1980. With 454’s technology, Dr. Rothberg sequenced the first individual human genome, and with Svante Paabo he initiated the first large-scale effort to sequence ancient DNA (The Neanderthal Genome Project). Prior to 454 Life Sciences, Dr. Rothberg founded and served as Chairman and Chief Executive Officer of CuraGen Corporation from 1993 to 2004. Dr. Rothberg’s contributions to the field of genome sequencing include the first non-bacterial cloning method (cloning by limited dilution) and the first massively parallel DNA sequencing method (parallel sequencing by synthesis on a single substrate), concepts that have formed the basis for all subsequent next generation sequencing technologies. Dr. Rothberg is an Ernst and Young Entrepreneur of the Year, is the recipient of The Wall Street Journal’s First Gold Medal for Innovation, SXSW Best in Show, Nature Methods First Method of the Year Award, the Connecticut Medal of Technology, the DGKL Biochemical Analysis Prize, and an Honorary Doctorate of Science from Mount Sinai. Dr. Rothberg is a member of the National Academy of Engineering, the Connecticut Academy of Science and

Engineering, is a trustee of Carnegie Mellon University and an Adjunct Professor of Genetics at Yale University. Dr. Rothberg serves as Chairman of the board of directors of Butterfly Network, Inc. (NYSE: BFLY) and Executive Chairman of the board of directors of Quantum-Si Incorporated (Nasdaq: QSI). Dr. Rothberg has served as Interim Chief Executive Officer of Quantum-Si Incorporated since February 2022. Dr. Rothberg received his Ph.D., M.Phil. and M.S. in biology from Yale University and his B.S. in chemical engineering from Carnegie Mellon University. Dr. Rothberg’s qualifications to serve on the Hyperfine Board include his significant scientific, executive and board leadership experience in the technology industry, as well as his knowledge of our business as the Founder of Legacy Hyperfine and Liminal.

John Dahldorf has served on the Hyperfine Board since the Closing of the Business Combination in December 2021. Since 2017, Mr. Dahldorf serves as the Chief Financial Officer of Santa Cruz Nutritionals. From 2015 to 2017, Mr. Dahldorf was the Chief Financial Officer of Acutus Medical, Inc. Mr. Dahldorf received a Bachelor of Finance and Master of Business Administration from Western Illinois University. Mr. Dahldorf’s qualifications to serve on the Hyperfine Board include his extensive financial and accounting experience.

Ruth Fattori has served on the Hyperfine Board since the Closing of the Business Combination in December 2021 and had served on the board of directors of Legacy Hyperfine since August 2021. Since January 2019, Ms. Fattori serves as the managing Partner of Pecksland Partners, a consulting firm dedicated to advising board of directors, CEOs and senior executives on human resources issues. Ms. Fattori also serves as a Senior Advisor at the Boston Consulting Group supporting their CEO Advisory program and People and Organization Practice. From February 2013 through December 2018, Ms. Fattori served in various roles at PepsiCo, Inc., most recently as Executive Vice President and Chief Human Resources Officer. From 2010 to February 2013, Ms. Fattori served as Managing Partner of Pecksland Partners, and from 2008 to 2009 she was Executive Vice President and Chief Administrative Officer for MetLife. Earlier, Ms. Fattori was the Executive Vice President and Chief Human Resources Officer at Motorola. Ms. Fattori serves on the board of directors of Quantum-Si Incorporated. Ms. Fattori received a Bachelor of Science in mechanical engineering from Cornell University. Ms. Fattori’s qualifications to serve on the Hyperfine Board include her extensive executive and human resources management experience.

Maria Sainz has served on the Hyperfine Board since the Closing of the Business Combination in December 2021. Ms. Sainz also serves as member of the board of directors of ShockWave Medical, Inc., Avanos Medical, Inc. and Atrion Corporation, and was previously on the board of Orthofix Medical Inc., Iridex Corporation and MRI Interventions, Inc. Ms. Sainz served as the President and CEO of Aegea Medical, a medical device company in the women’s health space focused on the development of technology for endometrial ablation, from May 2018 through February 2021. Prior to that, she served as the President and CEO of Cardiokinetix, a medical device company, from 2012 until 2017. Ms. Sainz received a Bachelor of Arts in Linguistics from the University Complutense in Madrid, Spain and a Masters in International Business from the American Graduate School of International Management. Ms. Sainz’s qualifications to serve on the Hyperfine Board include her leadership experience in the healthcare industry.

Daniel J. Wolterman has served on the Hyperfine Board since the Closing of the Business Combination in December 2021. Mr. Wolterman is currently Chief Executive Officer of Wolterman Consulting LLC, a provider of strategic and operational consulting services to healthcare providers and other entities. From January 2018 to May 2019, Mr. Wolterman served as Chief Executive Officer of ColubrisMX, Inc. and X-Cath, Inc., both privately held medical device companies. Mr. Wolterman previously served as President and Chief Executive Officer of Memorial Hermann Health System, the largest not-for-profit health system in Southeast Texas, from 2002 until his retirement from Memorial Hermann in May 2016. Mr. Wolterman has more than 40 years of experience in the healthcare industry and a long history of community involvement.  Mr. Wolterman has served as a member of the board of directors of NuVasive, Inc. since July 2015 and the chairman of the board of directors of NuVasive, Inc. since May 2021. Mr. Wolterman previously served on the board of directors of Invuity, Inc. and Volcano Corporation. In addition, Mr. Wolterman was the 2016 Inductee into the Texas Business Hall of Fame. Mr. Wolterman received a Bachelor of Science degree in business administration and a Master of Business Administration degree from the University of Cincinnati and a Master of Healthcare Administration degree from Xavier University. Mr. Wolterman’s qualifications to serve on the Hyperfine Board include his leadership experience in the healthcare industry.

There are no family relationships between or among any of our directors or executive officers.

Role of Board in Risk Oversight

The board of directors have extensive involvement in the oversight of risk management related to us and our business and will accomplish this oversight through the regular reporting to the board of directors by the audit committee. The audit committee will represent the board of directors by periodically reviewing our accounting, reporting and financial practices, including the integrity of its financial statements, the surveillance of administrative and financial controls and its compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee will review and discuss all significant areas of our business and summarize for the board of directors all areas of risk and the appropriate mitigating factors. In addition, the board of directors will receive periodic detailed operating performance reviews from management.

Controlled Company Exemption

Jonathan M. Rothberg, Ph.D. beneficially owns a majority of the voting power of all outstanding shares of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Listing Rules. Under the Nasdaq Listing Rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that director nominees must either be selected, or recommended for the board’s selection, either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate, or a nominating and corporate governance committee comprised solely of independent directors with a written charter addressing the committee’s purpose and responsibilities. As a result, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these standards and, depending on the board’s independence determination with respect to our then-current directors, we may be required to add additional directors to our board in order to achieve such compliance within the applicable transition periods.

Composition of the Board of Directors

Our business and affairs will be managed under the direction of our board of directors. Our board of directors is declassified and the directors will be elected annually.

Independence of the Board of Directors

Nasdaq rules generally require that independent directors must comprise a majority of a listed company’s board of directors. As a controlled company, we are largely exempt from such requirements. Based upon information requested from and provided by each proposed director concerning his or her background, employment and affiliations, including family relationships, we have determined that John Dahldorf, Maria Sainz, Daniel J. Wolterman, and Ruth Fattori, representing four of our directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

Board Committees

The standing committees of the Hyperfine Board consist of an audit committee, a compensation committee and a nominating and corporate governance committee. Hyperfine Board may from time to time establish other committees.

Our chief executive officer and other executive officers will regularly report to the non-executive directors and the audit, the compensation and the nominating and corporate governance committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of the Hyperfine Board will provide appropriate risk oversight of our activities given the controlling interests held by Jonathan M. Rothberg, Ph.D.

Audit Committee

Our audit committee consists of John Dahldorf, who serves as the chairperson, Maria Sainz and Daniel J. Wolterman. Each member of the audit committee qualifies as an independent director under the Nasdaq Listing Rules and the independence requirements of Rule 10A-3 under the Exchange Act. The Hyperfine Board has determined that Mr. Dahldorf qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq.

The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist the board of directors in overseeing and monitoring (1) the quality and integrity of the financial statements, (2) compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our independent registered public accounting firm.

The board of directors has adopted a written charter for the audit committee which is available on our website at https://hyperfine.io under Investors — Corporate Governance — Documents & Charters.

Compensation Committee

Our compensation committee consists of Ruth Fattori, who serves as the chairperson, and John Dahldorf.

The purpose of the compensation committee is to assist the board of directors in discharging its responsibilities relating to (1) setting our compensation program and compensation of our executive officers and directors, (2) monitoring our incentive and equity-based compensation plans and (3) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.

The board of directors has adopted a written charter for the compensation committee, which is available on our website at https://hyperfine.io under Investors —  Corporate Governance — Documents & Charters.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Daniel J. Wolterman, who serves as the chairperson, Ruth Fattori and Maria Sainz.

The purpose of the nominating and corporate governance committee is to assist the board of directors in discharging its responsibilities relating to (1) identifying individuals qualified to become new board of directors members, consistent with criteria approved by the board of directors, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the board of directors select, the director nominees for the next annual meeting of stockholders, (3) identifying members of the board of directors qualified to fill vacancies on any committee of the board of directors and recommending that the board of directors appoint the identified member or members to the applicable committee, (4) reviewing and recommending to the board of directors corporate governance principles applicable to us, (5) overseeing the evaluation of the board of directors, (6) overseeing the process of succession planning for the Chief Executive Officer and, as warranted, other senior officers of Hyperfine and (7) handling such other matters that are specifically delegated to the committee by the board of directors from time to time.

The board of directors has adopted a written charter for the nominating and corporate governance committee which is available on our website at https://hyperfine.io under Investors —  Corporate Governance — Documents & Charters.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at https://hyperfine.io under Investors — Corporate Governance — Documents & Charters. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendment or waiver is then permitted by Nasdaq rules.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines that serve as a flexible framework within which our board of directors and our committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, meetings of non-management directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of our chief executive officer management succession planning. A copy of our corporate governance guidelines is posted on our website at https://hyperfine.io under Investors —  Corporate Governance — Documents & Charters.

Item 11. EXECUTIVE COMPENSATION

Executive and Director Compensation of HealthCor

The following disclosure concerns the compensation of HealthCor’s executive officers and directors from inception (i.e. pre-Business Combination).

None of HealthCor’s executive officers or directors have received any cash compensation for services rendered to HealthCor. Since the consummation of HealthCor’s initial public offering and until the earlier of the consummation of the initial business combination or HealthCor’s liquidation, HealthCor agreed to reimburse the Sponsor for office space and secretarial and administrative services provided to HealthCor, in an amount up to $10,000 per month. In addition, the Sponsor, executive officers and directors and their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities conducted on HealthCor’s behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. HealthCor’s audit committee was responsible for reviewing all payments made by HealthCor to the Sponsor, executive officers and directors and their respective affiliates on a quarterly basis. Any such payments prior to the Business Combination were made using funds held outside of the Trust Account. Other than quarterly audit committee review of such reimbursements, HealthCor did not have any additional controls in place for governing reimbursement payments to its directors and executive officers for their out-of-pocket expenses incurred on behalf of HealthCor and in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, was paid by HealthCor to the Sponsor, executive officers and directors or any of their respective affiliates, prior to completion of the Business Combination.

Executive and Director Compensation of Hyperfine

This section provides an overview of Hyperfine’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. The number of securities and exercise prices, as applicable, described in this section have been adjusted based on the Hyperfine Exchange Ratio or Liminal Exchange Ratio, as applicable, to reflect the number of securities and exercise prices following the Business Combination.

As of December 31, 2021, Hyperfine’s named executive officers (“Named Executive Officers” or “NEOs”) were:

•
Dave Scott, President and Chief Executive Officer,
•
Khan Siddiqui, M.D., Chief Medical Officer and Chief Strategy Officer, and
•
Neela Paykel, General Counsel, Chief Compliance Officer and Corporate Secretary.

The objective of our compensation program is to provide a total compensation package to each NEO that will enable us to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our equity holders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward NEOs for performance. Prior to the completion of the Business Combination in December 2021, Legacy Hyperfine’s board of directors historically determined the compensation for the NEOs.

For 2021, the compensation program for the NEOs consisted of a base salary and incentive compensation delivered in the form of cash bonuses and time-based stock option awards, each as described below:

•
Base Salary. Base salary is paid to attract and retain qualified talent and is set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance.
•
Cash Bonuses. Cash bonuses are paid to incentivize the NEOs to achieve annual financial and operating performance metrics and have been paid at the discretion of the board of directors. Other than the CEO, the bonus is approved by the compensation committee.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to us by our NEOs for the year ended December 31, 2020 and 2021.

Name and Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(1)		Total ($)
Dave Scott, President and Chief Executive Officer	2021	$252,147	(2)	$2,000,000	(3)	$5,848,819	(4)	$8,100,966
	2020	$—		$—		$—		$—
Khan Siddiqui, M.D., Chief Medical Officer and Chief Strategy Officer	2021	$331,250	(5)	$144,000	(3)	$108,195	(6)(7)	$583,445
	2020	$255,208		$150,000		$494,241	(8)	$899,449
Neela Paykel, General Counsel, Chief Compliance Officer and Corporate Secretary	2021	$233,333	(9)	$152,500	(3)	$201,683	(10)	$587,516
	2020	$—		$—		$—		$—

(1) The amount represents the aggregate grant date fair value for option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718. A discussion of our methodology for determining grant date fair value may be found in Note 12 to our audited combined and consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K.

(2) Mr. Scott joined Legacy Hyperfine on May 24, 2021. His current annual base salary is $750,000.

(3) Mr. Scott received a one-time signing bonus of $1,500,000, with the first installment of $750,000 paid upon his start date and the second installment of $750,000 paid upon the six-month anniversary of his start date, and a $500,000 discretionary bonus with respect to 2021 performance. Dr. Siddiqui received a $50,000 discretionary transaction bonus paid in connection with the consummation of the Business Combination and a $94,000 discretionary bonus with respect to 2021 performance. Ms. Paykel received a one-time signing bonus of $25,000, a $25,000 discretionary transaction bonus paid in connection with the consummation of the Business Combination and a $102,500 discretionary bonus with respect to 2021 performance.

(4) Mr. Scott was granted options to purchase shares of Legacy Hyperfine common stock in April 2021 with an exercise price per share equal to the fair market value of the common stock on the grant date. 1,899,500 of the shares underlying the options have an exercise price per share of $3.27 and vest, subject to continued service, as to 25% on June 30, 2022, with the remainder vesting in 36 equal monthly installments thereafter, and 949,750 of the shares underlying the options have an exercise price per share of $3.27 and vest, subject to continued service, upon the achievement of performance conditions.

(5) Dr. Siddiqui joined Legacy Hyperfine as its Chief Medical Officer and Chief Strategy Officer on January 27, 2020. His current annual base salary is $375,000.

(6) Dr. Siddiqui was granted options to purchase shares of Legacy Hyperfine common stock in April 2021 with an exercise price per share equal to the fair market value of the common stock on the grant date. The 54,037 shares underlying the options have an exercise price per share of $3.27 and vest, subject to continued service, in 48 monthly installments beginning on January 31, 2021.

(7) Dr. Siddiqui was granted options to purchase shares of Liminal common stock in May 2021 with an exercise price per share equal to the fair market value of the common stock on the grant date. The 1,796 shares underlying the options have an exercise price per share of $5.24 and vest, subject to continued service, in 48 monthly installments beginning on October 31, 2020.

(8) Dr. Siddiqui was granted options to purchase shares of Legacy Hyperfine common stock in January 2020 with an exercise price per share equal to the fair market value of the common stock on the grant date. The 235,145 shares underlying the options have an exercise price per share of $3.76 and vest, subject to continued service, as follows: 25% of the shares vested on December 31, 2020, with the remainder vesting in equal monthly installments over the following 36 months.

(9) Ms. Paykel joined Legacy Hyperfine in May 2021. Her current annual base salary is $350,000.

(10) Ms. Paykel was granted options to purchase shares of Legacy Hyperfine common stock in April 2021 with an exercise price per share equal to the fair market value of the common stock on the grant date. The 98,250 shares underlying the options have an exercise price per share of $3.27 and vest, subject to continued service, as to 25% on June 30, 2022, with the remainder vesting in equal monthly installments over the following three years.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table shows information regarding outstanding equity awards held by the NEOs as of December 31, 2021. The number of securities and exercise prices, as applicable, described in this section have been adjusted based on the Hyperfine Exchange Ratio and the Liminal Exchange Ratio, as applicable, to reflect the number of securities and exercise prices following the Business Combination.

Name	Option Awards Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price	Option Expiration Date
Dave Scott	4/27/2021	—	(1)	1,899,500	$3.27	4/27/2031
	4/27/2021	—	(2)	474,875	$3.27	4/27/2031
	4/27/2021	—	(3)	474,875	$3.27	4/27/2031
Khan Siddiqui, M.D.	1/27/2020	52,397	(4)	52,403	$3.76	1/27/2030
	1/27/2020	65,169	(5)	65,176	$3.76	1/27/2030
	4/14/2021	13,507	(6)	40,530	$3.27	4/14/2031
	5/12/2021	561	(7)	1,235	$5.24	5/12/2031
Neela Paykel	4/27/2021	—	(8)	98,250	$3.27	4/27/2031

(1) Represents an option to purchase 1,899,500 shares of Class A common stock granted on April 27, 2021. The shares underlying this option vest, subject to continued service, as follows: 25% of the shares vest on June 30, 2022, with the remainder vesting in equal monthly installments over the following 36 months.

(2) Represents an option to purchase 474,875 shares of Class A common stock granted on April 27, 2021. The shares underlying this option vest and will become exercisable upon the first to occur of the following: (1) the completion of a business combination that results in the operating business of Legacy Hyperfine and Liminal becoming a publicly traded company (a “SPAC transaction”) within two years of Mr. Scott’s start date and the common stock of the Company achieving a closing price per share of $15.00 or more for at least 20 out of 30 consecutive trading days within two years of the closing of the SPAC transaction; (2) the completion of the initial public offering of Legacy Hyperfine and Liminal (“IPO”) within two years of Mr. Scott’s start date and the common stock of the Company achieving a closing price per share that equals or exceeds 1.5 times $3.92 (as adjusted) within two years of the closing of the IPO; or (3) the closing of a private financing round within two years of Mr. Scott’s start date in which $50 million or more is raised and the Company’s stock price per share equals or exceeds 1.5 times $3.92 (as adjusted).

(3) Represents an option to purchase 474,875 shares of Class A common stock granted on April 27, 2021. The shares underlying this option vest and will become exercisable upon the first to occur of the following: (1) the completion of a SPAC transaction within two years of Mr. Scott’s start date and the Company’s common stock achieving a price per share of $30.00 or more for at least 20 out of 30 consecutive trading days within four years of the closing of the SPAC transaction; (2) the completion of an IPO within two years of Mr. Scott’s start date and the Company’s common stock achieving a price per share that equals or exceeds 3.0 times $3.92 (as adjusted) within four years of the closing of the IPO; or (3) the closing of a private financing round within four years of Mr. Scott’s start date in which $50 million or more is raised and the Company’s stock price per share equals or exceeds 3.0 times $3.92 (as adjusted).

(4) Represents an option to purchase 104,800 shares of Class A common stock granted on January 27, 2020. The shares underlying this option vest, subject to continued service, as follows: 25% of the shares vested on December 31, 2020, with the remainder vesting in equal monthly installments over the following 36 months.

(5) Represents an option to purchase 130,345 shares of Class A common stock granted on January 27, 2020. The shares underlying this option vest, subject to continued service, as follows: 25% of the shares vested on December 31, 2020, with the remainder vesting in equal monthly installments over the following 36 months.

(6) Represents an option to purchase 54,037 shares of Class A common stock granted on April 14, 2021. The shares underlying this option vest, subject to continued service, in 48 equal monthly installments beginning on January 31, 2021.

(7) Represents an option to purchase 1,796 shares of Class A common stock granted on May 12, 2021. The shares underlying this option vest, subject to continued service, in 48 equal monthly installments beginning on October 31, 2020.

(8) Represents an option to purchase 98,250 shares of Class A common stock granted on April 27, 2021. The shares underlying this option vest, subject to continued service, as follows: 25% of the shares vest on June 30, 2022, with the remainder vesting in equal monthly installments over the following 36 months.

Employment Arrangements

Legacy Hyperfine entered into an Offer Letter of Employment with Mr. Scott as Legacy Hyperfine’s President and Chief Executive Officer on April 25, 2021, an Offer Letter of Employment with Alok Gupta as Legacy Hyperfine’s Chief Financial Officer on July 17, 2021, an Offer Letter of Employment with Mr. Hughes on June 7, 2019, an Offer Letter of Employment with Dr. Siddiqui as Legacy Hyperfine’s Chief Medical Officer and Chief Strategy Officer on January 4, 2020, an Offer Letter of Employment with Neela Paykel as Legacy Hyperfine’s General Counsel on April 13, 2021, and an Offer Letter of Employment with Scott White as Legacy Hyperfine’s Chief Commercial Officer on August 24, 2021, the material terms of which are described below. In addition, each named executive officer has entered into a confidentiality agreement obligating the officer to refrain from disclosing any of our proprietary information received during the course of employment.

Dave Scott

Legacy Hyperfine entered into an Offer Letter of Employment with Mr. Scott on April 25, 2021, as amended, to begin employment as Legacy Hyperfine’s President and Chief Executive Officer on May 24, 2021. Pursuant to the terms of his Offer Letter, Mr. Scott’s initial annual base salary was $400,000. Effective December 22, 2021, Mr. Scott’s annual base salary is $750,000. Mr. Scott is eligible to receive a minimum discretionary bonus of $400,000 for 2021 based on the successful completion of the Company’s initial public offering or a business combination that results in the operating business of the Company becoming a publicly traded company and the attainment of other goals, objectives and performance metrics. Beginning in 2022, Mr. Scott is eligible to receive an annual discretionary bonus with a target of 100% of Mr. Scott’s base salary and a cap of 200% of Mr. Scott’s base salary, provided that he is employed with Hyperfine through the scheduled date of payment of such bonus.

Pursuant to his Offer Letter, Mr. Scott received a one-time signing bonus of $1,500,000, with the first installment of $750,000 paid upon his start date and the second installment of $750,000 paid upon the six-month anniversary of his start date. If Mr. Scott is terminated by the Company for cause (as defined in his Offer Letter) or resigns without good reason (as defined in his Offer Letter) prior to the six-month anniversary of his start date, Mr. Scott is required to repay the sign-on bonus. If Mr. Scott is terminated by the Company without cause or resigns with good reason, he will not be required to repay the sign-on bonus.

In addition, pursuant to the Offer Letter, Mr. Scott was granted 1,899,500 time-based stock options with an exercise price of $3.27 per share, with 25% of the award to vest on June 30, 2022, and the remainder of the options vesting in equal monthly installments over the following 36 months. If Mr. Scott’s employment terminates because of his death, such options will vest such that no less than 50% of the shares subject to the award will be vested on the termination date.

Mr. Scott was also granted 474,875 performance-based stock options with an exercise price of $3.27 per share, which options vest upon the first to occur of: (1) the completion of a business combination that results in the operating business of Legacy Hyperfine and Liminal becoming a publicly traded company (a “SPAC transaction”) within two years of Mr. Scott’s start date and the Company’s common stock achieving a closing price per share of $15.00 or more for at least 20 out of 30 consecutive trading days within two years of the closing of the SPAC transaction; (2) the completion of the initial public offering of Legacy Hyperfine and Liminal (“IPO”) within two years of Mr. Scott’s start date and the Company’s common stock achieving a closing price per share that equals or exceeds 1.5 times $3.92 (as adjusted) within two years of the closing of the IPO; or (3) the closing of a private financing round (a “Financing”) within two years of Mr. Scott’s start date in which $50 million or more is raised and the Company’s stock price per share equals or exceeds 1.5 times $3.92 (as adjusted). In addition, Mr. Scott was granted 474,875 performance-based stock options with an exercise price of $3.27 per share, which options vest upon the first to occur of: (1) the completion of a SPAC transaction within two years of Mr. Scott’s start date and the Company’s common stock achieving a price per share of $30.00 or more for at least 20 out of 30 consecutive trading days within four years of the closing of the SPAC transaction; (2) the completion of an IPO within two years of Mr. Scott’s start date and the Company’s common stock achieving a price per share that equals or exceeds 3.0 times $3.92 (as adjusted) within four years of the closing of the IPO; or (3) the closing of a private financing round within four years of Mr. Scott’s start date in which $50 million or more is raised and the Company’s stock price per share equals or exceeds 3.0 times $3.92 (as adjusted). Mr. Scott’s Offer Letter provides that, subject to approval by the board of directors, Mr. Scott will be granted 474,875 performance-based stock options, which options will vest upon the first to occur of: (1) the completion of a SPAC transaction within two years of Mr. Scott’s start date and the Company’s common stock achieving a price per share of $50.00 or more for at least 20 out of 30 consecutive trading days within six years of the closing of the SPAC transaction; (2) the completion of an IPO within two years of Mr. Scott’s start date and the Company’s common stock achieving a price per share that equals or exceeds 5.0 times $3.92 (as adjusted) within six years of the closing of the IPO; or (3) the closing of a private financing round within six years of Mr. Scott’s start date in which $50 million or more is raised and Hyperfine’s stock price per share equals or exceeds 5.0 times $3.92 (as adjusted).

Following the closing of a SPAC transaction or IPO within two years of Mr. Scott’s start date, Mr. Scott will receive a grant of restricted stock units (“RSUs”) in the Company with a value of $2,500,000, subject to the approval of the board of directors, Mr. Scott’s continued service on the grant date and time-based vesting conditions. In the event a SPAC transaction or IPO had not occurred, Mr. Scott would have been awarded a transaction bonus of $2,500,000 for a successful financing round of Legacy Hyperfine of $50 million or more within two years of his start date.

Pursuant to the Offer Letter, if Mr. Scott’s employment is terminated without cause or if Mr. Scott resigns with good reason, Mr. Scott will receive severance equal to 12 months base salary and target bonus and payment of an amount equal to COBRA premiums for 12 months. He will receive 12 months accelerated vesting of outstanding time-based vesting equity awards, and any vested options, including options with performance-based vesting that have previously vested, will be eligible to be exercised until the earlier of the third anniversary of Mr. Scott’s termination of employment or their originally scheduled expiration date. Mr. Scott will also receive 36 months of accelerated vesting of any outstanding RSUs granted in connection with a SPAC transaction or IPO described above. If a SPAC transaction, IPO or Financing has not occurred and the Company terminates Mr. Scott’s employment within 24 months of his start date, Mr. Scott will receive $2,500,000 in lieu of the RSU grant described above.

If during the period beginning three months prior to and ending eighteen months following the date of a change in control, the Company terminates Mr. Scott’s employment without cause or if he resigns with good reason, Mr. Scott will receive severance equal to two times the sum of his base salary and target bonus, paid as a lump sum, plus payment of an amount equal to COBRA premiums for 24 months. He will receive 100% accelerated vesting for all time-based vesting equity awards and for the award of 474,875 performance-based stock options that includes the performance vesting criteria of a price per share that equals or exceeds 1.5 times $3.92 (as adjusted). The awards subject to such accelerated vesting shall be eligible to be exercised until the earlier of the third anniversary of Mr. Scott’s termination of employment or their originally scheduled expiration date. In addition, if a SPAC transaction, IPO or financing round has not occurred and the Company terminates Mr. Scott’s employment without cause or Mr. Scott terminates his employment for good reason during a change in control period and within 36 months of his start date, Mr. Scott will receive $2,500,000 in lieu of the RSU grant described above.

Alok Gupta

Legacy Hyperfine entered into an Offer Letter of Employment with Mr. Gupta on July 17, 2021 as Legacy Hyperfine’s Chief Financial Officer. Pursuant to the terms of his Offer Letter, Mr. Gupta’s annual base salary was $400,000. Mr. Gupta is eligible to receive an annual discretionary bonus with a target of 40% of his base salary, to be prorated for calendar year 2021, provided that he is employed with Hyperfine through the scheduled date of payment of such bonus.

Pursuant to his Offer Letter, Mr. Gupta will receive a one-time payment of $85,000 to be paid upon the six-month anniversary of his start date to cover the costs of relocation. If Mr. Gupta resigns without good reason prior to the 12-month anniversary of his start date, Mr. Gupta is required to repay the relocation payment. Mr. Gupta also received a bonus of $25,000 in January 2022 in connection with the completion of the Business Combination.

Mr. Gupta’s Offer Letter provides that, subject to approval by our board of directors or compensation committee, at the first meeting of the compensation committee following the registration of our equity compensation plan with the SEC after the closing of a SPAC Transaction, Mr. Gupta will be granted 100,000 RSUs, with 25% of the award to vest on September 30, 2022 and the remainder of the RSUs vesting in equal quarterly installments over the following three years, subject to Mr. Gupta’s continued employment on each vesting date. In addition, subject to approval by our board of directors or compensation committee, Mr. Gupta will be granted 200,000 stock options at the first meeting of the compensation committee following the closing of a SPAC Transaction, with an exercise price equal to the closing price of the stock on such date, with 25% of the award to vest on September 30, 2022, and the remainder of the options vesting in equal monthly installments over the following three years, subject to Mr. Gupta’s continued employment on each vesting date.

Mark Hughes

Legacy Hyperfine entered into an Offer Letter of Employment with Mr. Hughes on June 7, 2019 to begin employment as Legacy Hyperfine’s Head of Research and Program Management on July 1, 2019. Beginning January 1, 2020, Mr. Hughes

served as Legacy Hyperfine’s Chief Operating Officer. In March 2022, Mr. Hughes transitioned from Chief Operating Officer to the position of Vice President, Hardware Engineering and Operations.

Khan Siddiqui, M.D.

Legacy Hyperfine entered into an Offer Letter of Employment with Dr. Siddiqui as Legacy Hyperfine’s Chief Medical Officer and Chief Strategy Officer on January 4, 2020. Pursuant to the terms of his Offer Letter, Dr. Siddiqui’s annual base salary was $300,000. As of August 1, 2021, Dr. Siddiqui’s annual base salary is $375,000. Dr. Siddiqui is eligible to receive an annual discretionary bonus with a target of 50% of his annual base salary, provided that he is employed with Hyperfine through the scheduled date of payment of such bonus.

Pursuant to his Offer Letter, Dr. Siddiqui was granted 235,145 stock options with an exercise price of $3.76 per share, with 25% of each award to vest on December 31, 2020, and the remainder of the options vesting in equal monthly installments, over the following three years, subject to Dr. Siddiqui’s continued employment on each vesting date.

Neela Paykel

Legacy Hyperfine entered into an Offer Letter of Employment with Ms. Paykel on April 13, 2021 as Legacy Hyperfine’s General Counsel. Pursuant to the terms of her Offer Letter, Ms. Paykel’s annual base salary is $350,000. Ms. Paykel is eligible to receive an annual discretionary bonus with a target of 40% of her base salary, to be prorated for calendar year 2021, provided that she is employed with Hyperfine through the scheduled date of payment of such bonus. Ms. Paykel also received a bonus of $25,000 in January 2022 in connection with the completion of the Business Combination.

Pursuant to her Offer Letter, Ms. Paykel received a one-time payment of $25,000 as a sign-on bonus. If Ms. Paykel voluntarily terminates her employment prior to the 12-month anniversary of her start date, Ms. Paykel is required to repay the sign-on bonus.

Pursuant to her Offer Letter, Ms. Paykel was granted 98,250 stock options with an exercise price of $3.27 per share, with 25% of the award to vest on June 30, 2022, and the remainder of the options vesting in equal monthly installments over the following three years, subject to Ms. Paykel’s continued employment on each vesting date.

Scott White

Legacy Hyperfine entered into an Offer Letter of Employment with Mr. White on August 24, 2021 to serve as Legacy Hyperfine’s Chief Commercial Officer starting on September 27, 2021. Pursuant to the terms of his Offer Letter, Mr. White’s annual base salary is $325,000. Mr. White is eligible to receive an annual discretionary bonus with a target of 40% of his base salary, to be prorated for calendar year 2021, provided that he is employed with Hyperfine through the scheduled date of payment of such bonus.

Pursuant to his Offer Letter, Mr. White received a one-time payment of $25,000 as a sign-on bonus. If Mr. White voluntarily terminates his employment prior to the 12-month anniversary of his start date, Mr. White is required to repay the sign-on bonus.

Mr. White’s Offer Letter provides that, subject to approval by the board of directors or compensation committee, at the first meeting of the board of directors or the compensation committee following the registration of Hyperfine’s equity compensation plan with the Securities and Exchange Commission after the closing of a SPAC Transaction, Mr. White will be granted 20,000 RSUs, with 25% of the award to vest on September 30, 2022 and the remainder of the RSUs vesting in equal quarterly installments over the following three years, subject to Mr. White’s continued employment on each vesting date. In addition, subject to approval by the board of directors or compensation committee, Mr. White will be granted 40,000 stock options at the first meeting of the board of directors following the closing of a SPAC Transaction, with an exercise price equal to the closing price of the stock on such date, with 25% of the award to vest on September 30, 2022, and the remainder of the options vesting in equal monthly installments over the following three years, subject to Mr. White’s continued employment on each vesting date.

Employee Benefits

Our NEOs participate in employee benefit programs available to its employees generally, including a tax-qualified 401(k) plan. Hyperfine did not maintain any executive-specific benefit or perquisite programs in 2021.

Severance Plan

On December 22, 2021, the board of directors adopted the Hyperfine, Inc. Executive Severance Plan (the “Severance Plan”). Current participants in the Severance Plan include all employees with the title of Vice President, including Executive Vice President, Senior Vice President and Vice President.

Under the Severance Plan, if we terminate a participant’s employment without cause (as defined in the Severance Plan) at any time other than during the twelve (12) month period following a change in control (as such term is defined in the Severance Plan) (the “Change in Control Period”), then the participant is eligible to receive the following benefits:

•
Severance payable in the form of salary continuation or a lump sum payment. The severance amount is equal to participant’s then-current base salary times a multiplier determined based on the participant’s title or role with us.
•
We will pay for company contribution for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) during the severance period.

Under the Severance Plan, if we terminate a participant’s employment without cause or a participant resigns for good reason, during the Change in Control Period, then the participant is eligible to receive the following benefits:

•
Severance payable in a single lump sum. The severance amount is equal to participant’s then-current base salary and then-current target annual bonus opportunity, times a change in control multiplier determined based on the participant’s title or role with us.
•
We will pay for company contribution for continuation coverage under COBRA during the severance period.
•
Any outstanding unvested equity awards held by the participant under any then-current outstanding equity incentive plan(s) will become fully vested as of the date the termination of such participant’s employment becomes effective.

A participant’s rights to any severance benefits under the Severance Plan are conditioned upon the participant executing and not revoking a valid separation and general release of claims agreement in a form provided by us.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended 2021 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our board of directors.

Name	Fees Earned or Paid in Cash ($)		Stock Awards (1)($)		Option Awards (2)($)		Total ($)
R. Scott Huennekens	$83,037	(3)	$179,995	(4)	$2,437,008	(5)	$2,700,040
Jonathan M. Rothberg, Ph.D	$1,370		$179,995	(4)	$1,908,126	(6)	$2,089,491
John Dahldorf	$2,123		$179,995	(4)	—		$182,118
Ruth Fattori	$1,918		$179,995	(4)	—		$181,913
Maria Sainz	$1,781		$179,995	(4)	—		$181,776
Daniel J. Wolterman	$1,918		$179,995	(4)	—		$181,913

(1) The amount represents the aggregate grant date fair value for stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718. A discussion of our methodology for determining grant date fair value may be found in Note 12 to our audited combined and consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K.

(2) The amount represents the aggregate grant date fair value for option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718. A discussion of our methodology for determining grant date fair value may be found in Note 12 to our audited combined and consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K.

(3) Mr. Huennekens received $81,667 during 2021 pursuant to a Consulting Agreement entered into between Legacy Hyperfine and Mr. Huennekens on April 25, 2021, and $1,370 pursuant to Hyperfine’s non-employee director compensation policy.

(4) The aggregate grant date fair value for this award was determined by multiplying 19,586, the number of shares granted, by $9.19, the closing price of our Class A common stock on the Nasdaq Global Market on December 23, 2021, the date of the grant. The RSUs were granted pursuant to our non-employee director compensation policy and vest in equal annual installments over three years beginning on December 23, 2022, subject to the director’s continued service through the applicable vesting date.

(5) Mr. Huennekens was granted options to purchase shares of Legacy Hyperfine common stock in April 2021 with an exercise price per share equal to the fair market value of the common stock on the grant date. 712,312 of the shares underlying the options have an exercise price of $3.27 per share and vest, subject to continued service, as to 25% on June 30, 2022, with the remainder vesting in 36 equal monthly installments thereafter, and 474,874 of the shares underlying the options have an exercise price of $3.27 per share and vest, subject to continued service, upon the achievement of performance conditions.

(6) Dr. Rothberg was granted options to purchase shares of Legacy Hyperfine common stock in April 2021 with an exercise price per share equal to the fair market value of the common stock on the grant date. The 982,500 shares underlying the options have an exercise price of $3.27 per share and vested and became exercisable on December 15, 2021.

The following table shows the aggregate number of shares subject to options and restricted stock units held by each of our non-employee directors as of December 31, 2021.

Name	Number of Stock Options Held at Fiscal Year- End	Number of Restricted Stock Units Held at Fiscal Year-End
R. Scott Huennekens	1,187,186	19,586
Jonathan M. Rothberg, Ph.D	982,500	19,586
John Dahldorf	—	19,586
Ruth Fattori	—	19,586
Maria Sainz	—	19,586
Daniel J. Wolterman	—	19,586

Director Compensation Policy

On December 22, 2021, we adopted a non-employee director compensation policy. Pursuant to the policy, the annual retainer for non-employee directors is $50,000. Annual retainers for committee membership are as follows:

Position	Retainer
Audit committee chairperson	$20,000
Audit committee member	$10,000
Compensation committee chairperson	$15,000
Compensation committee member	$7,500
Nominating and corporate governance committee chairperson	$10,000
Nominating and corporate governance committee member	$5,000

These fees are payable in arrears in quarterly installments as soon as practicable following the last business day of each fiscal quarter, provided that the amount of such payment will be prorated for any portion of such quarter that a director is not serving on our board of directors, on such committee or in such position. Non-employee directors are also reimbursed for reasonable out-of-pocket business expenses incurred in connection with attending meetings of the board and any committee of the board on which they serve and in connection with other business related to the board. Directors may also be reimbursed for reasonable out-of-pocket business expenses in accordance with our travel and other expense policies, as may be in effect from time to time.

In addition, we grant to new non-employee directors upon their initial election to our board of directors (including any non-employee director whose election to our board of directors was approved at the Special Meeting of Stockholders held on December 21, 2021) a number of RSUs (each RSU relating to one share of our Class A common stock) having an aggregate fair market value equal to $180,000, determined by dividing (A) $180,000 by (B) the closing price of our Class A common stock on Nasdaq on the date of the grant (rounded down to the nearest whole share), on the first business day after the date that the non-employee director is first appointed or elected to the board. Each of these grants shall vest in equal annual installments over three years from the date of the grant, subject to the non-employee director’s continued service as a director on the applicable vesting dates.

Further, in connection with each of our annual meetings of stockholders, each non-employee director automatically receives an option to purchase shares of our Class A common stock having an aggregate grant date fair value of $100,000, valued based on a Black-Scholes valuation method (rounded down to the nearest whole share), each year beginning in 2022 on the first business day after our annual meeting of stockholders. Each of these options has a term of 10 years from the date of the award and vests at the end of the period beginning on the date of each regular annual meeting of stockholders (or the first business day of the third fiscal quarter, as applicable) and ending on the date of the next regular annual meeting of stockholders, subject to the non-employee director’s continued service as a director through the applicable vesting dates.

Consulting Agreement with Scott Huennekens

Legacy Hyperfine entered into a Consulting Agreement with Scott Huennekens on April 25, 2021 to provide consulting services to Legacy Hyperfine as the Executive Chairman of Legacy Hyperfine’s board of directors. Pursuant to the terms of the Consulting Agreement, Mr. Huennekens is paid $10,000 per month. In addition, Mr. Huennekens was granted 712,312 stock options with an exercise price of $3.27 per share, with 25% of the award to vest on June 30, 2022, and the remainder of the options vesting in equal monthly installments over the following 36 months, subject to Mr. Huennekens’ continued service on each vesting date. Mr. Huennekens was also granted 237,437 performance-based stock options with an exercise price of $3.27 per share, which options vest upon the first to occur of: (1) the completion of a SPAC transaction within two years of Mr. Huennekens’ start date and the Company’s common stock achieving a closing price per share of $15.00 or more for at least 20 out of 30 consecutive trading days within three years of the closing of the SPAC transaction; (2) the completion of an initial public offering within two years of Mr. Huennekens’ start date and the Company’s common stock achieving a closing price per share that equals or exceeds 1.5 times $3.92 (as adjusted) within three years of the closing of the initial public offering; or (3) the closing of a private financing round within three years of Mr. Huennekens’ start date in which $50 million or more is raised and Hyperfine’s stock price per share equals or exceeds 1.5 times $3.92 (as adjusted). In addition, Mr. Huennekens was granted 237,437 performance-based stock options with an exercise price of $3.27 per share, which options vest upon the first to occur of: (1) the completion of a SPAC transaction within two years of Mr. Huennekens’ start date and the Company’s common stock achieving a closing price per share of $30.00 or more for at least 20 out of 30 consecutive trading days within four years of the closing of the SPAC transaction; (2) the completion of an initial public offering within two years of Mr. Huennekens’ start date and the Company’s common stock achieving a closing price per share that equals or exceeds 3.0 times $3.92 (as adjusted) within four years of the closing of the initial public offering; or (3) the closing of a private financing round within four years of Mr. Huennekens’ start date in which $50 million or more is raised and Hyperfine’s stock price per share equals or exceeds 3.0 times $3.92 (as adjusted).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to the Company regarding the beneficial ownership of the Company’s common stock as of February 15, 2022 by:

•
each person known to the Company to be the beneficial owner of more than 5% of outstanding Company common stock;
•
each of the Company’s executive officers and directors; and
•
all current executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options that are currently exercisable or exercisable within 60 days and restricted stock units that vest within 60 days. Shares of Class A common stock issuable upon exercise of options currently exercisable within 60 days and restricted stock units that vest within 60 days are deemed outstanding solely for purposes of calculating the percentage of total ownership and total voting power of the beneficial owner thereof.

The beneficial ownership of Company common stock is based on 55,277,061 shares of the Company’s Class A common stock and 15,055,288 shares of the Company’s Class B common stock issued and outstanding as of February 15, 2022.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of the Company’s common stock beneficially owned by them. Unless otherwise indicated, the business address of each of the following entities or individuals is c/o Hyperfine, Inc., 351 New Whitfield Street, Guilford, Connecticut 06437.

Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock	%	Number of Shares Class B Common Stock	%	Voting Power**
Directors and Executive Officers:
Jonathan M. Rothberg, Ph.D.(1)	2,208,113	3.9%	15,055,288	100%	84.8%
Dave Scott	—	—	—	—	—
Alok Gupta	—	—	—	—	—
Khan Siddiqui, M.D.(2)	183,296	*	—	—	*
Neela Paykel	—	—	—	—	—
Scott White	—	—	—	—	—
R. Scott Huennekens	—	—	—	—	—
John Dahldorf	—	—	—	—	—
Ruth Fattori(3)	891	*	—	—	*
Maria Sainz	—	—	—	—	—
Daniel J. Wolterman	—	—	—	—	—
All Current Directors and Executive Officers of the Company as a Group (11 Individuals)(4)	2,392,300	4.2%	15,055,288	100%	84.8%
Five Percent Holders:
Jonathan M. Rothberg, Ph.D.(1)	2,208,113	3.9%	15,055,288	100%	84.8%
HC Sponsor LLC(6)	6,534,000	11.8%	—	—	1.8%

* Indicates beneficial ownership of less than 1%.

** Percentage of total voting power represents voting power with respect to all shares of the Company’s Class A common stock and the Company’s Class B common stock as a single class. Each share of the Company’s Class B common stock is entitled to 20 votes per share and each share of the Company’s Class A common stock is entitled to 1 vote per share.

(1)
Consists of shares of the Company’s Class A common stock and Class B common stock held by Jonathan M. Rothberg, Ph.D., Dr. Rothberg’s spouse, 4C Holdings I, LLC, 4C Holdings V, LLC, 2012 JMR Trust Common, LLC and 23rd Century Capital LLC, and options to purchase 982,500 shares of the Company’s Class A common stock exercisable within 60 days of February 15, 2022 held by Dr. Rothberg. Dr. Rothberg, the Founder of Legacy Hyperfine and Liminal, is the sole manager of 4C Holdings I, LLC, 4C Holdings V, LLC and 2012 JMR Trust Common, LLC and has sole voting and investment control of the Company’s Class A common stock and Class B common stock owned by those entities. Dr. Rothberg’s son is the manager of 23rd Century Capital LLC. Dr. Rothberg disclaims beneficial ownership of the shares held by his spouse and 23rd Century Capital LLC.
(2)
Consists of options to purchase 183,296 shares of the Company’s Class A common stock exercisable within 60 days of February 15, 2022 held by Dr. Siddiqui.
(3)
Consists of shares of the Company’s Class A common stock held by Ms. Fattori.
(4)
See footnotes 1 through 3.
(5)
Consists of 5,534,000 shares held directly by the HC Sponsor LLC and 1,000,000 shares purchased in the PIPE Investment by entities affiliated with HC Sponsor LLC (such affiliates, the “HC Affiliates”). HC Sponsor LLC is managed by its manager, HealthCor Sponsor Investments LLC, which is managed by its manager, HealthCor Group, LLC, which also indirectly manages the HC Affiliates. Arthur Cohen and Joseph Healey are the controlling members of HealthCor Group, LLC. As such, Messrs. Cohen and Healey have voting and investment discretion with respect to the shares held by each of HC Sponsor LLC and the HC Affiliates and may be deemed to have shared beneficial ownership of these shares.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2021.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,639,652(1)	$3.21(2)	8,286,741(3)

Equity compensation plans not approved by security holders	_	_	_

Total	7,639,652	$3.21	8,286,741(4)

(1)
Consists of (i) 7,348,438 shares to be issued upon exercise of outstanding options and vesting of outstanding RSUs under the Legacy Hyperfine 2014 Employee, Director and Consultant Equity Incentive Plan, as amended (the “Legacy Hyperfine Plan”), (ii) 173,698 shares to be issued upon exercise of outstanding options and vesting of outstanding RSUs under the Liminal 2021 Employee, Director and Consultant Equity Incentive Plan, as amended (the “Liminal Plan”), and (iii) 117,516 shares to be issued upon exercise of outstanding options and vesting of outstanding RSUs under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”).
(2)
Consists of the weighted-average exercise price of $3.21 for the 7,522,136 stock options outstanding on December 31, 2021.
(3)
Consists of 8,286,741 shares that remained available for future issuance under the 2021 Plan as of December 31, 2021. No shares remained available for future issuance under the Legacy Hyperfine Plan or the Liminal Plan as of December 31, 2021.
(4)
The 2021 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2021 Plan to be added on the first day of each fiscal year, beginning in fiscal year 2022 and ending on the second day of fiscal year 2031. The evergreen provides for an automatic increase in the number of shares available for issuance equal to the lesser of (i) 4% of the number of outstanding shares of common stock on such date and (ii) an amount determined by the plan administrator. This total does not reflect the automatic increase in the number of shares available for issuance under the 2021 Plan that was effective on January 1, 2022 pursuant the evergreen provision.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

HealthCor Related Person Transactions

On November 24, 2020, the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain of HealthCor’s offering and formation costs in consideration of 4,312,500 Class B ordinary shares, par value $0.0001. On January 29, 2021, HealthCor consummated the sale of 614,000 Private Placement Shares to the Sponsor at a price of $10.00 per share. In December 2020 and January 2021, the Sponsor transferred 35,000 Class B ordinary shares to each of Dr. Wolfgang, Mr. Weinstein and Mr. Harris, resulting in HealthCor’s independent directors holding an aggregate of 105,000 Founder Shares. On January 26, 2021, HealthCor effected a share capitalization pursuant to which it issued 862,500 additional Class B ordinary shares, resulting in its Initial Shareholders holding 5,175,000 Class B ordinary shares. Up to 675,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ exercised their over-allotment option in connection with HealthCor’s IPO. As a result of the underwriters’ election to fully exercise their over-allotment option, these Founder Shares were no longer subject to forfeiture.

In addition, the Sponsor purchased, pursuant to a written agreement, an aggregate of 614,000 Private Placement Shares for a purchase price of $10.00 per share in a private placement that occurred with the closing of the IPO.

Prior to the completion of the Business Combination, HealthCor maintained its executive offices at 55 Hudson Yards, 28th Floor, New York, NY 10001. The cost for HealthCor’s use of this space was included in the up to $10,000 per month fee HealthCor paid to the Sponsor for office space, administrative and support services. Upon completion of the Business Combination, HealthCor ceased paying these monthly fees.

On November 23, 2020, HealthCor issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which HealthCor could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 and (ii) the completion of the IPO. The balance of the Promissory Note was repaid in February 2021.

In connection with the IPO, HealthCor entered into a registration and shareholder rights agreement (the “Registration and Shareholder Rights Agreement”) pursuant to which the Sponsor was entitled to certain registration rights with respect to the Private Placement Shares, the shares issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the Founder Shares, and, upon consummation of an initial business combination, to nominate three individuals for appointment to HealthCor’s board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement. The Registration and Shareholder Rights Agreement was replaced by the Registration Rights Agreements entered into by and among the Company, the Sponsor, and certain affiliates of the Sponsor, certain Legacy Hyperfine equityholders, certain Liminal equityholders, and certain other parties at the Closing as described below.

Legacy Hyperfine and Liminal

Liminal Series A Reclassification

On April 1, 2021, the outstanding capital stock of Liminal was reclassified into Series A-1 preferred stock and Series A-2 preferred stock, all of which was held by 4Bionics. The Series A-1 preferred stock is entitled to 10 votes per share and the Series A-2 preferred stock is entitled to 1 vote per share. On April 2, 2021, 4Bionics distributed its shares of Liminal Series A-1 preferred stock and Series A-2 preferred stock to its members. In connection with the distribution, Jonathan M. Rothberg, Ph.D. received a cash payment from 4Bionics of $480,000 for prior services provided to Liminal, and as of the date hereof, Dr. Rothberg had received 38,239,355 shares of Series A-1 preferred stock and 766,353 shares of Series A-2 preferred stock with an aggregate estimated value, as of April 2, 2021, of $43,296,336.

Lease Arrangements

We occupy office space at 351 New Whitfield Street, Guilford, Connecticut, residential space at 485 Old Whitfield Street, Guilford, Connecticut, and office space at 3000 El Camino Real, Suite 100, Palo Alto, California. Legacy Hyperfine and Liminal previously occupied office space at 251 West 30th Street, New York, New York. The residential space at 485 Old Whitfield Street, Guilford, Connecticut is leased by 4Catalyzer Corporation, or 4Catalyzer, from Oceanco, LLC, of which Jonathan M. Rothberg Children’s Trust dated April 24, 1997 is the sole owner and Michael Rothberg, who is a sibling of Jonathan M. Rothberg, Ph.D., the Founder of Legacy Hyperfine and Liminal and Vice Chairman of our board of directors, is the trustee of such trust. We have the right to rent rooms at 485 Old Whitfield Street from 4Catalyzer for $125 per employee per day. The office space at 351 New Whitfield Street, Guilford, Connecticut is leased from an unrelated landlord by

4Catalyzer. 4Catalyzer subleases space to us at 351 New Whitfield Street, where we occupy such portions of the space as 4Catalyzer may designate from time to time on a month-to-month basis, and we pay our pro rata share of expenses paid by 4Catalyzer for such space under the master lease. The office space at 3000 El Camino Real is leased from an unrelated landlord by 4Catalyzer. In connection with the Business Combination Agreement, 4Catalyzer granted us a license to use such portions of the office space at 3000 El Camino Real as 4Catalyzer may designate from time to time. The office space at 251 West 30th Street, New York, New York was leased from an unrelated landlord by 4Catalyzer. We paid 4Catalyzer on a month-to-month basis for use of the space in 485 Old Whitfield Street and 351 New Whitfield Street, but no rental or lease agreements are effective. Under these arrangements, Legacy Hyperfine and Liminal paid $7,155, $9,990, and $20,025 for the years ended December 31, 2019, 2020, and 2021, respectively, related to 485 Old Whitfield Street; $100,245, $102,838, and $129,344 for the same time periods, respectively, related to 351 New Whitfield Street; $95,922, $100,969, and $99,854 for the same time periods, respectively, related to Suite 100 at 3000 El Camino Real; and $10,854, $1,950, and $0 for the same time periods, respectively, related to 251 West 30th Street, New York, New York.

Amended and Restated Technology Services Agreement

On November 11, 2020, Legacy Hyperfine and Liminal entered into an Amended and Restated Technology Services Agreement (the “ARTSA”) by and among 4Catalyzer, Legacy Hyperfine, Liminal and other participant companies controlled by the Rothbergs, including Butterfly Network, Inc., AI Therapeutics, Inc., Quantum-Si Incorporated, 4Bionics, Tesseract Health, Inc. and Homodeus Inc. Under the ARTSA, Legacy Hyperfine, Liminal and the other participant companies agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, subject to certain restrictions on use, with the other participant companies. The ARTSA provides that ownership of each non-core technology shared by 4Catalyzer, Legacy Hyperfine, Liminal or another participant company will remain with the company that originally shared the non-core technology. The ARTSA also provides for 4Catalyzer to perform certain services to Legacy Hyperfine, Liminal and each other participant company, such as general administration, facilities, information technology, financing, legal, human resources and other services. The ARTSA also provides for the participant companies to provide other services to each other. The fees due to 4Catalyzer or the other participants for such services are allocated to Legacy Hyperfine, Liminal and the participant companies based on the total costs and expenses for the relative amount of services and resources used by the participant company, except for services with respect to intellectual property, which are based on a negotiated cost plus methodology. The ARTSA provides that all inventions of 4Catalyzer, Legacy Hyperfine, Liminal or the other participants made in the course of providing such services will be owned by the receiving participant and that the receiving participant will grant to the participant company providing the services a royalty-free, perpetual, limited, worldwide, non-exclusive license to use such inventions only in the core business field of the participating company. The ARTSA has an initial term of five years from the date of the ARTSA and provides that the ARTSA will be automatically extended for additional, consecutive one-year renewal terms. Each participating company, including Legacy Hyperfine and Liminal, has the right to terminate the ARTSA at any time upon 30 days’ prior notice and 4Catalyzer has the right to terminate the ARTSA at any time upon 90 days’ prior notice. The Company paid an aggregate of $3,074,195, $2,343,681, and $2,281,792 during the years ended December 31, 2019, 2020, and 2021, respectively, for services under the ARTSA. The Company received an aggregate of $324,404, $363,619, and $11,685 during the years ended December 31, 2019, 2020, and 2021, respectively, for services under the ARTSA. On July 7, 2021, Legacy Hyperfine, Liminal and 4Catalyzer entered into First Addendums to the ARTSA, pursuant to which Legacy Hyperfine and Liminal each terminated its participation under the ARTSA immediately prior to the Closing. Legacy Hyperfine and Liminal each entered into a Master Services Agreement (the “Master Services Agreements”) with 4Catalyzer effective as of July 7, 2021 pursuant to which Legacy Hyperfine and Liminal may engage 4Catalyzer to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided.

Technology and Services Exchange Agreement

Legacy Hyperfine and Liminal have entered into Technology and Services Exchange Agreements (each, a “TSEA” and collectively, the “TSEA”) with other participant companies controlled by the Rothbergs. A TSEA by and among Butterfly Network, Inc., AI Therapeutics, Inc., Quantum-Si Incorporated, 4Bionics, Tesseract Health, Inc., Detect, Inc. (f/k/a Homodeus Inc.), Legacy Hyperfine and Liminal was signed in November 2020; a TSEA by and among Quantum-Si Incorporated, AI Therapeutics, Inc., 4Bionics, Tesseract Health, Inc., Detect, Inc., Legacy Hyperfine and Liminal was signed in February 2021 (and which Protein Evolution, Inc. joined in August 2021); and a TSEA by and among Legacy Hyperfine, Liminal, AI Therapeutics, Inc., Tesseract Health, Inc. and Detect, Inc. was signed in July 2021 and became effective upon the Closing. Under the TSEA, Legacy Hyperfine, Liminal and the other participant companies may, in their discretion, permit the use of non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, by other participant companies. The TSEA provides that ownership of each non-core technology shared by Legacy Hyperfine, Liminal or another participant company will remain with the company that originally shared the non-core technology. In addition, any participant company (including Legacy Hyperfine and Liminal) may, in its discretion, permit its personnel to be engaged by another participant company to perform professional, technical or consulting services for such participant. Unless otherwise agreed to by Legacy Hyperfine, Liminal and the other participant company, all rights, title and interest in and to any inventions, works-of-authorship, idea, data or know-how invented, made, created or developed by the personnel (employees, contractors or consultants) in the course of conducting services for a participant company (“Created IP”) will be owned by the participant company for which the work was performed, and the recipient participant company grants to the party that had its personnel provide the services that resulted in the creation of the Created IP a royalty-free, perpetual, limited, worldwide, non-exclusive, sub-licensable (and with respect to software, sub-licensable in object code only) license to utilize the Created IP only in the core business field of the originating participant company, including a license to create and use derivative works based on the Created IP in the originating participant’s core business field, subject to any agreed upon restrictions. Fees or other compensation payable for services or use of technology under the TSEA will be determined at fair market value and set forth in one or more written work orders to be entered into between the applicable participant companies. As of February 15, 2022, the amount of financial obligations Legacy Hyperfine and Liminal have under the TSEA is approximately $10,568.

Investors’ Rights, Voting and Right of First Refusal Agreements with Legacy Hyperfine and Liminal Stockholders

In connection with Legacy Hyperfine’s Series D preferred stock financing, Legacy Hyperfine entered into investors’ rights, voting and right of first refusal and co-sale agreements containing registration rights, information rights, voting rights and rights of first refusal, among other things, with holders of Legacy Hyperfine’s preferred stock and certain holders of its common stock.

In April 2021, Liminal entered into investors’ rights, voting and right of first refusal and co-sale agreements containing registration rights, information rights, voting rights and rights of first refusal, among other things, with holders of Liminal’s preferred stock. In connection with the distribution of Liminal preferred stock by 4Bionics, each recipient of Liminal preferred stock became party to the investors’ rights, voting and right of first refusal and co-sale agreements.

Amended and Restated Registration Rights Agreement

At the Closing of the Business Combination, the Company, the Sponsor, certain affiliates of the Sponsor, certain stockholders of Legacy Hyperfine, and certain stockholders of Liminal entered into the Registration Rights Agreement, pursuant to which, among other things, the parties to the Registration Rights Agreement agreed, subject to certain exceptions, not to effect any sale or distribution of any equity securities of the Company held by any of them during the lock-up period described therein and were granted certain registration rights with respect to their respective shares of the Company’s common stock, in each case, on the terms and subject to the conditions therein.

Advisory Agreement with Jonathan M. Rothberg, Ph.D.

In connection with the consummation of the Business Combination Agreement, Legacy Hyperfine and Dr. Rothberg, the Founder of Legacy Hyperfine and Liminal and a member of the Hyperfine Board, entered into the Advisory Agreement, effective as of the Closing, pursuant to which Dr. Rothberg will advise the Company’s Chief Executive Officer and provide guidance to Hyperfine Board. As compensation for Dr. Rothberg’s services under the Advisory Agreement, we will pay Dr. Rothberg a consulting fee of $16,667 per month during the term of the Advisory Agreement. The term of the Advisory Agreement will continue until terminated by us or Dr. Rothberg. Any of the parties may terminate the Advisory Agreement for any reason upon giving thirty (30) days’ advance notice of such termination. In the event of such termination, we will be obligated to pay Dr. Rothberg any earned but unpaid consulting fee as of the termination date.

Indemnification Agreements with Officers and Directors and Directors’ and Officers’ Liability Insurance

In connection with this Business Combination, we entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements and our Bylaws require that we indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, the indemnification agreements and the Bylaws also require us to advance expenses incurred by our directors and officers. We also maintain a general liability insurance policy, which covers certain liabilities of its directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Policies and Procedures for Related Party Transactions

We have adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds the lesser of (i) $120,000, and (ii) one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had, has or will have a direct or indirect material interest. Transactions involving compensation for services provided to the Company or any of its subsidiaries as an employee, consultant or director will not be considered related person transactions under this policy. A “Related Person” is:

•
any person who is or was an executive officer, director, or director nominee of the Company at any time since the beginning of the Company’s last fiscal year;
•
a person who is or was an Immediate Family Member (as defined below) of an executive officer, director, director nominee at any time since the beginning of the Company’s last fiscal year;
•
any person who, at the time of the occurrence or existence of the transaction, is the beneficial owner of more than 5% of any class of the Company’s voting securities (a “Significant Stockholder”); or
•
any person who, at the time of the occurrence or existence of the transaction, is an Immediate Family Member of a Significant Stockholder of the Company.

An “Immediate Family Member” of a person is any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of such person, or any other person sharing the household of such person, other than a tenant or employee.

The Company has implemented policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee has the responsibility to review related party transactions.

Under the related person transaction policy, the related person in question or, in the case of transactions with a beneficial holder of more than 5% of the Company’s voting stock, an officer with knowledge of a proposed transaction, will be required to present information regarding the proposed related person transaction to the audit committee (or to another independent body of our board of directors) for review.

To identify related person transactions in advance, we expect to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee is expected to take into account the relevant available facts and circumstances, which may include, but are not limited to:

•
the related person’s interest in the transaction;
•
the approximate dollar value of the amount involved in the transaction;
•
the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•
whether the transaction was undertaken in the ordinary course of business of the Company;
•
whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;
•
the purpose of, and the potential benefits to the Company of, the transaction; and
•
any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee will approve only those transactions that it determines are fair to the Company and in the Company’s best interests.

Independence of the Board of Directors

Nasdaq rules generally require that independent directors must comprise a majority of a listed company’s board of directors. As a controlled company, we are largely exempt from such requirements. Based upon information requested from and provided by each proposed director concerning his or her background, employment and affiliations, including family relationships, we have determined that John Dahldorf, Ruth Fattori, Maria Sainz and Daniel J. Wolterman, representing four of our directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Deloitte & Touche LLP, New York, New York, Auditor ID: 34. Our predecessor independent registered public accounting firm was Marcum LLP, New York, New York, Auditor ID: 688.

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the years ended December 31, 2021 and 2020, and fees billed for other services rendered by Deloitte & Touche LLP during those periods ($ Amounts in thousands).

	2021	2020
Audit Fees (1)	$845	$1,815
Audit-Related Fees (2)	—	—
Tax Fees (2)	—	—
All Other Fees (2)	—	—
Total	$845	$1,815

(1)
Audit fees consisted of audit work performed in the preparation of financial statements and services in connection with our periodic and current SEC filings and registration statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as the provision of consents in connection with the filing of registration statements and related amendments, as well as other filings.
(2)
Our independent registered public accountants did not provide any products and services not disclosed in the table above during the fiscal years ended December 31, 2021 and 2020. As a result, there were no other fees billed or paid during those fiscal years.

In connection with the closing of the Business Combination on December 22, 2021, our audit committee appointed Deloitte & Touche LLP as our independent registered public accounting firm to audit our combined and consolidated financial statements for the year ended December 31, 2021. Marcum LLP served as independent registered public accounting firm of HealthCor prior to the Business Combination. Accordingly, Marcum LLP was replaced as the Company’s independent registered public accounting firm upon the closing of the Business Combination. The following table presents fees for professional audit services rendered by Marcum LLP for the audit of HealthCor’s financial statements for the period from November 19, 2020 (inception) through December 31, 2020, and fees billed for other services rendered by Marcum LLP during the years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees (1)	$147	$64
Audit-Related Fees (2)	—	—
Tax Fees (2)	—	—
All Other Fees (2)	—	—
Total	$147	$64

(1)
Audit fees consisted of audit work performed in the preparation of financial statements and services in connection with our periodic and current SEC filings and registration statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as the provision of consents in connection with the filing of registration statements and related amendments, as well as other filings.

(2)
Our independent registered public accountants did not provide any products and services not disclosed in the table above during the fiscal years ended December 31, 2021 and 2020. As a result, there were no other fees billed or paid during those fiscal years.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the audit committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. We generally do not request such services from our independent registered public accounting firm.

Prior to engagement, the audit committee pre-approves these services by category of service. The fees are budgeted and the audit committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval before engaging our independent registered public accounting firm.

The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1)	Index to Audited Combined and Consolidated Financial Statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020

Page Number
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, PCAOB ID 34)	F-1
Combined and Consolidated Balance Sheets as of December 31, 2021 and 2020	F-2
Combined and Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020	F-3
Combined and Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and 2020	F-4
Combined and Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020	F-5
Notes to Combined and Consolidated Financial Statements	F-6

Item 15(a)(2)	Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1†

Business Combination Agreement, dated as of July 7, 2021, by and among Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.), Optimus Merger Sub I, Inc., Optimus Merger Sub II, Inc., Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and Liminal Sciences, Inc.

			Form 8-K (Exhibit 2.1)	7/8/2021	001-39949
3.1	Certificate of Incorporation of Hyperfine, Inc., as amended		Form 8-K (Exhibit 3.1)	12/28/2021	001-39949
3.2	Bylaws of Hyperfine, Inc.		Form 8-K (Exhibit 3.2)	12/28/2021	001-39949
4.1	Specimen Class A Common Stock Certificate		Form S-4/A (Exhibit 4.2)	9/29/2021	333-259148
4.2	Description of Securities	X
10.1

Form of PIPE Investor Subscription Agreement for institutional investors, dated as of July 7, 2021, by and between Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.) and the subscriber parties thereto

			Form 8-K (Exhibit 10.1)	7/8/2021	001-39949
10.2

Form of PIPE Investor Subscription Agreement for individual investors, dated as of July 7, 2021, by and between Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.) and the subscriber parties thereto

			Form 8-K (Exhibit 10.2)	7/8/2021	001-39949

10.3

Transaction Support Agreement, dated as of July 8, 2021, by and among Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.), Dr. Jonathan M. Rothberg, and certain supporting stockholders of Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and Liminal Sciences, Inc. affiliated with Dr. Rothberg

		Form 8-K (Exhibit 10.1)	7/8/2021	001-39949
10.4

Sponsor Letter Agreement, dated as of July 7, 2021, by and among Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.), Hyperfine Operations, Inc. (formerly Hyperfine, Inc.), Liminal Sciences, Inc., HC Sponsor LLC, and the other stockholders party thereto

		Form 8-K (Exhibit 10.3)	7/8/2021	001-39949
10.5+	Advisory Agreement, dated as of December 22, 2021, by and between Hyperfine, Inc. and Dr. Jonathan M. Rothberg	Form 8-K (Exhibit 10.5)	12/28/2021	001-39949
10.6+	Second Amended and Restated Offer Letter, dated as of April 25, 2021, by and between Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and David Scott	Form S-4 (Exhibit 10.15)	08/30/2021	333-259148
10.7+	Amended and Restated Offer Letter, dated as of August 27, 2021, by and between Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and Alok Gupta	Form S-4 (Exhibit 10.11)	08/30/2021	333-259148
10.8+	Offer Letter, dated as of June 7, 2019, by and between Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and Mark Hughes	Form S-4 (Exhibit 10.12)	08/30/2021	333-259148
10.9+	Offer Letter, dated as of January 4, 2020, by and between Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and Khan Siddiqui, M.D.	Form S-4 (Exhibit 10.13)	08/30/2021	333-259148
10.10+	Offer Letter, dated as of April 13, 2021, by and between Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and Neela Paykel	Form S-4 (Exhibit 10.14)	08/30/2021	333-259148
10.11+	Offer Letter, dated as of August 24, 2021, by and between Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and Scott White	Form S-4/A (Exhibit 10.20)	09/29/2021	333-259148
10.12+	Consulting Agreement, dated as of April 25, 2021, by and between Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and R. Scott Huennekens	Form S-4 (Exhibit 10.16)	08/30/2021	333-259148
10.13+	Hyperfine, Inc. Executive Severance Plan	Form 8-K (Exhibit 10.13)	12/28/2021	001-39949
10.14

Technology and Services Exchange Agreement, dated as of November 19, 2020, by and among Butterfly Network, Inc., Hyperfine Operations, Inc. (formerly Hyperfine, Inc.), Liminal Sciences, Inc. and the other participants named therein

		Form S-4 (Exhibit 10.17)	08/30/2021	333-259148
10.15

Technology and Services Exchange Agreement, dated as of February 17, 2021, by and among Quantum-Si Incorporated, Hyperfine Operations, Inc. (formerly Hyperfine, Inc.), Liminal Sciences, Inc. and the other participants named therein

		Form S-4 (Exhibit 10.18)	08/30/2021	333-259148

10.16	Technology and Services Exchange Agreement, dated as of July 7, 2021, by and among Hyperfine Operations, Inc. (formerly Hyperfine, Inc.), Liminal Sciences, Inc. and the participants named therein	Form 8-K (Exhibit 10.16)	12/28/2021	001-39949
10.17@	License Agreement, dated as of May 29, 2014, by and between Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and The General Hospital Corporation, d/b/a Massachusetts General Hospital.	Form S-4 (Exhibit 10.8)	08/30/2021	333-259148
10.18@	License Agreement, dated as of June 30, 2014, by and between Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and The General Hospital Corporation, d/b/a Massachusetts General Hospital.	Form S-4 (Exhibit 10.9)	08/30/2021	333-259148
10.19@	Manufacture and Supply Agreement, dated as of October 15, 2018, by and between Hyperfine, Inc. and Benchmark Electronics, Inc.	Form S-4 (Exhibit 10.10)	08/30/2021	333-259148
10.20.1+	Hyperfine, Inc. 2021 Equity Incentive Plan	Form 8-K (Exhibit 10.20.1)	12/28/2021	001-39949
10.20.2+	Form of Stock Option Agreement under 2021 Equity Incentive Plan	Form 8-K (Exhibit 10.20.2)	12/28/2021	001-39949
10.20.3+	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan	Form 8-K (Exhibit 10.20.3)	12/28/2021	001-39949
10.21.1+	Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) 2014 Employee, Director and Consultant Equity Incentive Plan, as amended	Form 8-K (Exhibit 10.21.1)	12/28/2021	001-39949
10.21.2+	Form of Stock Option Agreement under Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) 2014 Employee, Director and Consultant Equity Incentive Plan, as amended	Form 8-K (Exhibit 10.21.2)	12/28/2021	001-39949
10.22.1+	Liminal Sciences, Inc. 2021 Employee, Director and Consultant Equity Incentive Plan, as amended	Form 8-K (Exhibit 10.22.1)	12/28/2021	001-39949
10.22.2+	Form of Stock Option Agreement under Liminal Sciences, Inc. 2021 Employee, Director and Consultant Equity Incentive Plan, as amended	Form 8-K (Exhibit 10.22.2)	12/28/2021	001-39949
10.23+	Nonemployee Director Compensation Policy	Form 8-K (Exhibit 10.23)	12/28/2021	001-39949
10.24+	Form of Indemnification Agreement	Form 8-K (Exhibit 10.24)	12/28/2021	001-39949
10.25+	Form of Indemnity Agreement of HealthCor	Form S-1 (Exhibit 10.4)	1/8/2021	333-252002
10.25

Amended and Restated Registration Rights Agreement, dated as of December 22, 2021, by and among Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.), HC Sponsor LLC and certain other security holders

		Form 8-K (Exhibit 10.25)	10/28/2021	001-39949
10.26	Form of Lock-up Agreement	Form 8-K (Exhibit 10.26)	12/28/2021	001-39949

10.27

Forfeiture Agreement, dated as of December 21, 2021, by and among Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.), HC Sponsor LLC, Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and Liminal Sciences, Inc.

			Form 8-K (Exhibit 10.27)	12/28/2021	001-39949
21.1	List of Subsidiaries	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)	X

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+ Management contract or compensatory plan or arrangement.

@ Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

* The certification attached as Exhibit 32 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERFINE, INC.
Date: March 25, 2022	By:	/s/ Dave Scott
Dave Scott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date
By:	/s/ Dave Scott Dave Scott	President, Chief Executive Officer and Director (principal executive officer)	March 25, 2022

By:	/s/ Alok Gupta Alok Gupta	Chief Financial Officer (principal financial officer and principal accounting officer)	March 25, 2022

By:	/s/ R. Scott Huennekens R. Scott Huennekens	Executive Chairman of the Board	March 25, 2022

By:	/s/ Jonathan M. Rothberg, Ph.D. Jonathan M. Rothberg, Ph.D.	Vice Chairman of the Board	March 25, 2022
By:	/s/ John Dahldorf John Dahldorf	Director	March 25, 2022

By:	/s/ Ruth Fattori Ruth Fattori	Director	March 25, 2022

By:	/s/ Maria Sainz Maria Sainz	Director	March 25, 2022

By:	/s/ Daniel J. Wolterman Daniel J. Wolterman	Director	March 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Hyperfine, Inc.

Opinion on the Financial Statements

We have audited the accompanying combined and consolidated balance sheets of Hyperfine, Inc. and subsidiaries, (the "Company") as of December 31, 2021 and 2020, the related combined and consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2022

We have served as the Company's auditor since 2021.

HYPERFINE, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$188,498	$62,676
Restricted cash	2,662	1,610
Accounts receivable, less allowance of $32 and $0 in 2021 and 2020, respectively	553	174
Unbilled receivables	91	—
Inventory	4,310	1,718
Prepaid expenses and other current assets	1,357	691
Due from related parties	14	1,465
Total current assets	$197,485	$68,334
Property and equipment, net	3,753	1,904
Other assets - related party	—	1,244
Other long term assets	1,235	44
Total assets	$202,473	$71,526
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,248	$948
Deferred grant funding	2,662	1,610
Deferred revenue	730	158
Due to related parties	1,981	136
Accrued expenses and other current liabilities	8,115	1,264
Total current liabilities	$15,736	$4,116
Long term notes payable	—	178
Long term deferred revenue	510	—
Total liabilities	$16,246	$4,294
COMMITMENTS AND CONTINGENCIES (NOTE 16)
CONVERTIBLE PREFERRED STOCK
Hyperfine convertible preferred stock (Series A, B, C and D): $.0001 par value, aggregate liquidation preference of $0 and $147,651; 0 and 129,788,828 shares authorized; 0 and 95,010,858 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	128,286
STOCKHOLDERS' EQUITY (DEFICIT):
Class A Common stock, $.0001 par value; 600,000,000 and 130,000,000 shares authorized; 55,277,061 and 1,576,137 shares issued and outstanding at December 31, 2021 and 2020, respectively	5	—
Class B Common stock, $.0001 par value; 27,000,000 and 0 shares authorized; 15,055,288 and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	2	—
Additional paid-in capital	322,540	10,415
Accumulated deficit	(136,320)	(71,469)
Total stockholders' equity (deficit)	$186,227	$(61,054)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$202,473	$71,526

The accompanying notes are an integral part of these combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020
Sales
Device	$715	$200
Service	781	94
Total sales	$1,496	$294
Cost of sales
Device	$2,058	$763
Service	605	8
Total cost of sales	$2,663	$771
Gross margin	(1,167)	(477)
Operating Expenses:
Research and development	$25,842	$14,593
General and administrative	27,497	5,921
Sales and marketing	10,362	2,500
Total operating expenses	63,701	23,014
Loss from operations	$(64,868)	$(23,491)
Interest income	$18	$70
Other expense, net	(1)	(6)
Loss before provision for income taxes	$(64,851)	$(23,427)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(64,851)	$(23,427)
Net loss per common share attributable to common stockholders, basic and diluted	$(17.57)	$(15.38)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	3,690,523	1,523,096

The accompanying notes are an integral part of these combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except share amounts)

	Hyperfine Convertible Preferred Stock		Liminal Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
December 31, 2019	67,211,210	$68,646	—	$—	1,508,415	$—	—	$—	$8,178	$(48,042)	$(39,864)
Net loss	—	—	—	—	—	—	—	—	—	(23,427)	(23,427)
Issuance of Series D convertible preferred stock, net of issuance costs	27,799,648	59,640	—	—	—	—	—	—	—	—	—
Investment from 4Bionics, LLC	—	—	—	—	—	—	—	—	1,000	—	1,000
Exercise of stock options	—	—	—	—	67,722	—	—	—	120	—	120
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,117	—	1,117
Balance, December 31, 2020	95,010,858	$128,286	—	$—	1,576,137	$—	-	$—	$10,415	$(71,469)	$(61,054)
Net loss	—	—	—	—	—	—	—	—	—	(64,851)	(64,851)
Issuance of Series D convertible preferred stock, net of issuance costs	14,171,333	30,461	—	—	—	—	—	—	—	—	—
Investment from 4Bionics, LLC	—	—	—	—	—	—	—	—	3,516	—	3,516
Conversion of Liminal Common stock	—	—	57,500,000	9,350	(180)	—	—	—	(9,350)	—	(9,350)
Exercise of stock options	—	—	—	—	565,533	—	—	—	1,497	—	1,497
Conversion of the convertible preferred stock into Class A and Class B common stock at the Business Combination	(109,182,191)	(158,747)	(57,500,000)	(9,350)	31,028,815	3	15,055,288	2	168,092	—	168,097
Net equity infusion from the Business Combination	—	—	—	—	21,806,756	2	—	—	141,469	—	141,471
Issuance of Class A common stock to a service provider	—	—	—	—	300,000	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,901	—	6,901
Balance, December 31, 2021	—	$—	—	$—	55,277,061	$5	15,055,288	$2	$322,540	$(136,320)	$186,227

The accompanying notes are an integral part of these combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(64,851)	$(23,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	726	289
Stock-based compensation expense	6,901	1,117
Write-down of inventory	75	213
Write-off of other assets - related party	984	—
Sales under sales type leases	—	(46)
Payments received on net investment in lease	10	2
Changes in assets and liabilities:
Accounts receivable	(379)	(174)
Unbilled receivables	(91)	—
Inventory	(2,667)	(1,931)
Prepaid expenses and other current assets	(666)	146
Due from related parties	1,451	(782)
Other assets - related party	260	226
Prepaid inventory	—	651
Other long term assets	(1,201)	—
Accounts payable	1,436	(377)
Deferred grant funding	1,052	1,610
Deferred revenue	1,082	158
Due to related parties	1,845	27
Accrued expenses and other current liabilities	6,851	773
Net cash used in operating activities	$(47,182)	$(21,525)
Cash flows from investing activities:
Purchases of fixed assets	(2,711)	(1,568)
Net cash used in investing activities	$(2,711)	$(1,568)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,497	120
Proceeds from issuance of Series D convertible preferred stock	30,468	59,769
Stock issuance costs related to Series D convertible preferred stock	(7)	(129)
Proceeds from issuance of notes payable	—	1,067
Repayment of notes payable	(178)	(889)
Investment from 4Bionics, LLC	3,516	1,000
Net proceeds from equity infusion from the Business Combination	141,471	—
Net cash provided by financing activities	$176,767	$60,938
Net increase in cash and cash equivalents and restricted cash	126,874	37,845
Cash, cash equivalents and restricted cash, beginning of year	64,286	26,441
Cash, cash equivalents and restricted cash, end of year	$191,160	$64,286
Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position
Cash and cash equivalents	$188,498	$62,676
Restricted cash	2,662	1,610
Total cash, cash equivalents and restricted cash	$191,160	$64,286
Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$374	$261
Supplemental disclosure of noncash information:
Noncash acquisition of fixed assets	$—	$136
Issuance of Class A Common Stock to a service provider in exchange for the service provided in connection with the Business Combination	$3,000	$—

The accompanying notes are an integral part of these combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Hyperfine, Inc. (together with its subsidiaries, as applicable, “Hyperfine”, the “Company”), formerly known as HealthCor Catalio Acquisition Corp. (“HealthCor”), was incorporated as a Cayman Islands exempted company on November 18, 2020. The Company’s legal name became Hyperfine, Inc. in connection with the closing of the Business Combination (the “Closing”) on December 22, 2021 (the “Closing Date”), as defined and described in Note 3. Business Combination. In connection with the Closing, Hyperfine, Inc., a Delaware corporation (“Legacy Hyperfine”), and Liminal Sciences, Inc., a Delaware corporation (“Liminal”), merged with and into separate wholly owned subsidiaries of HealthCor and became wholly-owned subsidiaries of the Company, and changed their names to Hyperfine Operations, Inc. and Liminal Operations, Inc., respectively. Liminal subsequently changed its name to Liminal Sciences, Inc. The prior period financial information represents the combined financial results of Legacy Hyperfine and Liminal.

The Company is an innovative digital health business with a mission to provide affordable and accessible imaging and monitoring through magnetic resonance imaging ("MRI") to revolutionize healthcare for people around the world. Hyperfine's Swoop® Portable Magnetic Resonance (“MR”) Imaging SystemTM produces high-quality images at a lower magnetic field strength than conventional MRI systems, and can be used by healthcare professionals to make effective clinical diagnoses on a patient in a variety of settings where MRI devices have previously been inaccessible. Hyperfine received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2020 for its Swoop Portable MR Imaging System, which is commercially available in the United States. In 2021, Hyperfine also obtained a Medical Device License issued by Health Canada and expanded into the Canadian market, and also obtained regulatory authorization in New Zealand and Pakistan. All of the Company’s revenue to date has been generated from sales of this machine and related services. Additionally, the Company is in the process of developing a device to non-invasively measure key vital signs in the brain to enable unprecedented access to dramatically improve patient outcomes. The Company is in the early research and development stage of such device and has not generated any revenue to date for it. In addition to Legacy Hyperfine and Liminal, the Company has an indirect wholly-owned subsidiary in the United Kingdom that did not have any significant operations during 2021.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying combined and consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). All intercompany transactions and balances have been eliminated.

COVID-19 Outbreak

The recent outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on the Company’s operating results, financial condition and cash flows. The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on the Company’s operations, particularly as a result of preventive and precautionary measures that the Company, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and the Company expects them to continue to impact, its personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt or delay the Company’s receipt of instruments, components and supplies from the third parties the Company relies on to, among other things, produce its products. The COVID-19 pandemic has also had an adverse effect on the Company’s ability to attract, recruit, interview and hire at the pace the Company would typically expect to support its rapidly expanding operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or address the COVID-19 pandemic, as well as its economic impacts.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

In adjusting to the COVID-19 market and manufacturing conditions, the Company did not have to materially adjust its existing resource allocation or its factors of production. The Company has not incurred any significant impairment losses in the carrying values of its assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise its estimates reflected in its combined and consolidated financial statements.

The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or address its impact and the economic impact on local, regional, national and international markets. While the Company is unable to predict the full impact that the COVID-19 pandemic will have on its future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, and the actions that may be taken by government authorities across the United States and elsewhere, it is not expected to result in any significant changes in costs going forward.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. At December 31, 2021 and 2020, substantially all the Company’s cash and cash equivalents were invested at two financial institutions. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenues and gross accounts receivable as a percentage of total gross accounts receivable were as follows:

	Revenue		Accounts receivable
	For the year ended December 31, 2021	For the year ended December 31, 2020	As of December 31, 2021	As of December 31, 2020
Customer A	12%	21%	0%	0%
Customer B	5%	0%	24%	0%
Customer C	4%	21%	1%	4%
Customer D	3%	11%	0%	0%
Customer E	2%	20%	0%	53%
Customer F	1%	0%	41%	0%
Customer G	1%	14%	0%	32%
Customer H	0%	0%	26%	0%

The Company utilizes a single exclusive manufacturer for its Swoop MRI scanner. Additionally, the Company purchases raw materials from this manufacturer.

Segment Information

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (“CEO”). Legacy Hyperfine and Liminal represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, such that both are focused upon the development and commercialization of existing and new products and services, Legacy Hyperfine and Liminal are aggregated into one reporting segment. All of the Company’s long-lived assets are located in the United States. Other than $78 of revenue recognized in Australia, all of the revenues were earned in the United States. Since the Company is aggregated into a single operating segment, all required financial segment information is provided in the combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

Use of Estimates

The preparation of the combined and consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its combined and consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions included:

•
Revenue recognition, including determination of the timing and pattern of satisfaction of performance obligations, determination of the standalone selling price (“SSP”) of performance obligations and estimation of variable consideration;
•
Allowance for doubtful accounts;
•
Net realizable value (the selling price as well as estimated costs of disposal and transportation) of inventory, and demand and future use of inventory;
•
Valuation allowances with respect to deferred tax assets; and
•
Assumptions underlying the fair value used in calculation of the stock-based compensation expense.

The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s combined and consolidated financial statements.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are cash equivalents. As of December 31, 2021 and 2020, cash and cash equivalents consist principally of cash and money market accounts.

Restricted Cash

Restricted cash balance represents funds received as part of grant funding and restricted in use to the purpose of the funding. For details, see the Note 2. Summary of Significant Accounting Policies - Grant Funding and Note 16. Commitments and Contingencies.

Accounts Receivable

Accounts receivable are stated as the amount the Company expects to collect. The Company maintains allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $32 and $0, respectively.

Inventories

Inventories primarily consist of finished goods which are produced by the Company’s third-party contract manufacturers as well as raw materials ordered in advance by the third-party contract manufacturer due to long delivery-lead time and which were billed to the Company. Inventories are stated at the lower of actual cost, determined using the average cost method, or net realizable value. Cost includes an allocation of wages, taxes and benefits for employees involved in warehousing, logistics coordination, material sourcing, and production planning activities. Net realizable value is based upon an estimated average selling price reduced by the estimated costs of disposal and transportation.

The valuation of inventory also requires the Company to estimate excess and obsolete inventory. The Company considers sales forecasts and historical experience to identify excess, close out, or slow-moving items as well as new

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

product development schedules, product obsolescence and product merchantability, including whether older products can be remanufactured into new products, among other factors. The Company reduces the value of inventory for estimated obsolescence or lack of marketability by the difference between the cost of the affected inventory and the net realizable value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include amounts paid in advance for operating expenses as well as monies to be received from the State of Connecticut for research and development tax credits. These research and development tax credits are exchanged for a cash refund and are typically collected within one year from the date the tax return is filed with the state. The credits are recognized as an offset to research and development expenses in the combined and consolidated statements of operations and comprehensive loss in the annual period in which the corresponding expenses were incurred.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets.

Useful lives of property and equipment are as follows:

Property and equipment	Estimated useful life
Laboratory equipment	5
Research devices	5
Sales and marketing devices	5
Computer equipment	5
Tooling	3
Trade show assets	3
Leased devices	5
Other	3-7

Other property and equipment include furniture and fixtures, software, vehicles, and machinery and equipment.

Expenditures for major renewals and improvements are capitalized. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation is eliminated from the balance sheet, and any resulting gains or losses are included in the combined and consolidated statements of operations and comprehensive loss in the period of disposal.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at least annually or when the Company determines a triggering event has occurred. When a triggering event has occurred, each impairment test is based on a comparison of the future expected undiscounted cash flow to the recorded value of the asset. If the recorded value of the asset is less than the undiscounted cash flow, the asset is written down to its estimated fair value. No impairments were recorded for the years ended December 31, 2021 and 2020.

Capitalized Software Development Costs

For the costs incurred in developing the firmware embedded in the hardware devices that the Company sells and leases to its customers, the Company applies the principles of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the “tested working model” approach to establishing technological feasibility for its software products. Under this

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. The Company’s hardware device, with the embedded firmware, was released for sale during the fourth quarter of the year ended December 31, 2020, when the Company had completed all of the research and development activity to establish the technological feasibility of the product. As of December 31, 2021 and 2020, the Company had not incurred significant costs between the establishment of technological feasibility and the release of a product for sale; thus, the Company had expensed all software development costs as incurred.

For software developed or acquired for internal use, including software used in the provision of subscription services to the Company’s customers, the Company applies the principles of ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred during the preliminary project and post-implementation stages, including training and maintenance, are expensed as incurred. Capitalized costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the application, which is three years, beginning when the asset is substantially ready for use. As of December 31, 2021 and 2020, the Company did not have any amount of capitalized internal-use software development costs.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.”

Revenue is recognized when or as a customer obtains control of the promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these goods and services. To achieve this core principle, the Company applies the following 5 steps:

• Step 1: Identify Contracts with Customers: The Company executes signed contracts with its customers for the sale of hardware devices and subscription services.

• Step 2: Identify Performance Obligations: The Company’s contracts with customers primarily include two performance obligations, namely the hardware device and subscription services, which include access to the Company’s hosted cloud-based software applications and hardware maintenance and support on an ongoing basis throughout the subscription period.

• Step 3: Determine Transaction Price: The Company’s contracts with customers include variable consideration in the form of discounts and price concessions. The Company estimates variable consideration using the expected value method based on the data available as of the end of each reporting period.

• Step 4: Allocate Transaction Price to Performance Obligations: The Company allocates transaction price to the performance obligations in a contract with a customer, based on the relative standalone selling prices of the goods and services. The standalone selling prices of the hardware devices and subscription services are determined based on the observable standalone selling prices for which the Company sells the respective goods and services on a standalone basis, including renewals of subscription services.

• Step 5: Recognize Revenue as Performance Obligations are Satisfied: Each unit of hardware devices is a performance obligation satisfied at a point in time, when control of the good transfers from the Company to the customer, which is usually upon delivery of the good to the customer. For sales of hardware where control of the product transfers to the customer upon shipment, the Company has made an accounting policy election to account for shipping and handling as fulfillment activities rather than a performance obligation. The subscription services are stand-ready obligations that are satisfied over time by providing the customer with ongoing access to the Company’s resources throughout the subscription period. The Company uses the time elapsed (straight line) measure of progress to recognize revenue as these performance obligations are satisfied evenly over the respective service period.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

The Company offers alternative payment structures and “as-a-service” offerings that are assessed to determine whether an embedded lease arrangement exists. The Company accounts for those contracts as a lease arrangement under the current lease standard if it is determined that the contract contains an identified asset and that the right to direct the use of that asset has transferred to the customer. When a contract includes lease and non-lease components, the Company allocates consideration under the contract to each component based on the relative standalone selling price and subsequently assesses lease classification for each lease component within a contract as a sales-type lease or an operating lease. On commencement of sales-type leases, the Company recognizes revenue up-front, and amounts due from the customer under the lease contract are recognized as financing receivables on the combined and consolidated balance sheets. Interest income is recognized as revenue over the term of the lease based on the effective interest method. The Company has elected not to include sales and other taxes collected from the lessee as part of lease revenue.

All other leases that do not meet the definition of a sales-type lease are classified as operating leases. The underlying asset in an operating lease arrangement is carried at depreciated cost within Property and equipment, net on the combined and consolidated balance sheets. Depreciation is calculated using the straight-line method over the term of the underlying lease contract and is recognized as cost of revenue. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. The Company recognizes operating lease income to product revenue on a straight-line basis over the lease term. Impairment of equipment under operating leases is assessed on the same basis as other long-lived assets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is reduced as the revenue recognition criteria are met. Deferred revenue is classified as current based on expected revenue recognition timing. Specifically, deferred revenue that will be recognized as revenue within the succeeding twelve-month period is recorded as current in the Company’s combined and consolidated balance sheets.

Warranties

The Company offers a device warranty to customers for the longer of (a) twelve (12) months from delivery of the device for devices obtained through a capital purchase, or (b) the term of the subscription agreement for devices obtained on a subscription basis (subject to continued payment of fees for the subscription service). The Company’s subscription services include hardware maintenance and support. As noted in the accounting policy for revenue recognition, the Company recognizes revenue for subscription service over time using the time elapsed measure of progress. The costs of hardware maintenance are recognized in costs of revenue as they are incurred.

Research and Development

Research and development costs consists of production costs for prototype, test and pre-production units, lab supplies, consulting and personnel costs, including salaries, stock-based compensation, bonuses, benefit costs and depreciation. Certain research and development grant funding is recognized as a reduction to research and development costs (see Note 2. Summary of Significant Accounting Policies - Grant Funding). The Company recognizes these costs as they are incurred.

Grant Funding

The Company received certain research and development funding through a grant issued by the Bill & Melinda Gates Foundation (“BMGF”). Funding is recorded on the combined and consolidated balance sheet as restricted cash upon receipt. The funding is recognized in the combined and consolidated statements of operations and comprehensive loss as a reduction to research and development expense as the related costs are incurred to meet those obligations over the grant period. Grant funding payments received in advance of research and development expenses incurred are recorded as deferred grant funding as a current liability in the Company’s combined and consolidated balance sheets.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

Cost of Sales

Cost of sales consists of product and service costs including personnel cost and benefits including stock-based compensation, product costs, production setup expenses, depreciation and amortization expenses, inventory excess and obsolescence expenses.

Patent Costs

Patent costs have been charged to operations as incurred, as their realization is uncertain. These costs are included in general and administrative expenses in the combined and consolidated statements of operations and comprehensive loss.

General and Administrative

General and administrative expenses primarily consist of personnel costs and benefits including stock-based compensation, patent and filing fees, office expenses and outside services. Outside services consist of professional services, legal and other professional fees.

Sales and Marketing

Sales and marketing costs primarily consist of personnel costs and benefits including stock-based compensation, advertising, promotional, as well as conferences, meetings, and other events. Advertising costs are expensed as incurred. For the years ended December 31, 2021 and 2020, advertising expenses were $2,459 and $437, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period, without consideration of potentially dilutive securities.

Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares plus the common equivalent shares of the period, including any dilutive effect from such shares. The Company’s diluted net loss per common share is the same as basic net loss per common share for all periods presented since the effect of potentially dilutive securities is anti-dilutive. Refer to Note 13. Net Loss Per Share for further discussion.

Convertible Preferred Stock

The Company has applied the guidance in ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, and has therefore classified the Series A, Series B, Series C and Series D Convertible Preferred Stock (“Convertible Preferred Stock”) (see Note 10. Convertible Preferred Stock) as mezzanine equity. The Convertible Preferred Stock was recorded outside of stockholders’ equity (deficit) because the Convertible Preferred Stock included a redemption provision upon a change of control, which is deemed a liquidation event that is considered outside the Company’s control. The Convertible Preferred Stock has been recorded at its original issue price, net of issuance costs. The Company did not adjust the carrying value of the Convertible Preferred Stock to the liquidation price associated with a change of control at December 31, 2020 because a change of control of the Company was not considered probable at the reporting date (see Note 10. Convertible Preferred Stock). Subsequent adjustments to increase or decrease the carrying values to their respective liquidation prices were made only when it became probable that such a change of control would occur.

Stock-Based Compensation

The measurement of stock-based compensation expense for all stock-based payment awards, including stock options granted to employees, directors, and consultants, is based on the estimated fair value of the awards on the date of grant.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

The Company recognizes stock-based compensation expense for stock option grants and incentive unit grants with only service conditions on a straight-line basis over the requisite service period of the individual grants, which is generally the vesting period, based on the estimated grant date fair values. Generally, stock option grants and incentive unit grants fully vest four years after the grant date, and stock option grants generally have a term of 10 years.

The Company recognizes the effect of forfeiture in compensation costs based on actual forfeitures when they occur.

The Company's stock-based compensation program includes stock option grants to its employees, directors, and consultants. Stock options are granted at exercise prices not less than the estimated fair market value of the Company’s common stock at the date of grant.

The fair values of stock option grants are estimated using a Black-Scholes option-pricing model. Key inputs and assumptions include the expected term of the option, stock price volatility, risk free interest rate, dividend yield, stock price and exercise price. Many of the assumptions require significant judgment and any changes could have a material impact in the determination of stock-based compensation expense.

During the year ended December 31, 2020, Liminal was a wholly owned subsidiary of 4Bionics, and as such, 4Bionics granted equity awards in the form of incentive units to Liminal employees and nonemployees under 4Bionics’ stock-based compensation program.

On April 2, 2021, 4Bionics executed a plan of liquidation and dissolution and its ownership in Liminal was distributed to its members and to the holders of incentive units. Immediately subsequent to the dissolution, all outstanding unvested incentive unit awards under 4Bionic’s 2019 Equity Incentive Plan were replaced with preferred stock awards indexed to and settled in the preferred stock of the former 4Bionics subsidiaries Liminal, Detect, Inc. (f/k/a Homodeus Inc.), Tesseract Health, Inc. and Protein Evolution, Inc. The preferred stock awards are subject to service vesting conditions only. No incremental value was provided to participants as a result of the modification of the awards as the modification date fair value of the incentive unit awards was equal to the modification date fair value of the stock underlying the restricted stock awards. Moreover, the remaining vesting period before and after modification was unchanged.

Earn-Out Shares

Earn-Out Shares, as defined in Note 3. Business Combination, to which the Companies’ pre-closing equity holders are entitled, fall within the scope of ASC 815, Derivatives and Hedging (“ASC 815”) pursuant to which such Earn-Out Shares are equity classified and are to be recognized upon achievement of the market price milestone.

Earn-Out Shares to which certain employees are entitled to fall within the scope of ASC 718, pursuant to which such Earn-Out Shares are equity classified and their grant date fair value will be recognized as compensation expense over the vesting period.

Research and Development Tax Credits

The Company recognizes research and development tax credits as a reduction of Research and Development expense as earned. For State of Connecticut research and development tax credits, which are exchanged for a cash refund from the State of Connecticut, such exchanged credits are recognized as earned as a reduction of Research and Development expense in the combined and consolidated statements of operations and comprehensive loss.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, as set forth in ASC Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. The Company has recorded a full valuation allowance as of December 31, 2021 and 2020. Based on the available evidence, the Company believes that it is more likely than not that it will be unable to utilize all of its deferred tax assets in the future.

In accordance with the provisions of ASC Topic 740, the Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. The Company’s policy is to recognize any interest and penalties related to income taxes in income tax expense in the combined and consolidated statements of operations and comprehensive loss. The Company’s open tax years subject to examination by the relevant taxing authorities are 2017 through 2019. As of December 31, 2021 and 2020, the Company had no uncertain tax positions.

Recent Accounting Pronouncements

Accounting pronouncements adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The guidance requires certain costs incurred during the application development stage to be capitalized and other costs incurred during the preliminary project and post-implementation stages to be expensed as they are incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. A customer’s accounting for the hosting component of the arrangement is not affected. This new guidance is effective for the Company for the annual reporting period beginning January 1, 2021 and interim periods beginning January 1, 2022. The Company adopted this guidance on January 1, 2021 and there was no material effect of adoption on the combined and consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. For public entities, this guidance is effective for annual reporting periods beginning January 1, 2022, including interim periods within that annual reporting period. For the Company, this guidance is effective for annual reporting periods beginning January 1, 2024, and interim reporting periods within annual reporting periods beginning January 1, 2024, with early adoption permitted. The Company elected to early adopt this accounting pronouncement on January 1, 2021 and there was no material impact on the Company’s combined and consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying existing guidance. For the Company, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance on January 1, 2021 and there was no material effect of adoption on the Company’s combined and consolidated financial statements.

Accounting pronouncements issued but not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize almost all of their leases on the balance sheet by recording a lease liability and corresponding right-of-use assets. It also

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

changes the definition of a lease and expands the disclosure requirements of lease arrangements. As per the latest ASU 2020-05 issued by FASB, entities that have not yet issued or made available for issuance the financial statements as of June 3, 2020 can defer the new guidance for one year. For public entities, this guidance is effective for annual reporting periods beginning January 1, 2020, including interim periods within that annual reporting period. For the Company, this guidance is effective for annual reporting periods beginning January 1, 2022, and interim reporting periods within annual reporting periods beginning January 1, 2023. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on the Company’s combined and consolidated financial statements and does not expect it to be material.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which was subsequently amended in November 2018 through ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses.” ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. As per the latest ASU 2020-02, the FASB deferred the timelines for certain small public and private entities, thus the new guidance will be adopted by the Company for the annual reporting period beginning January 1, 2023, including interim periods within that annual reporting period. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on the Company’s combined and consolidated financial statements and disclosures.

3. BUSINESS COMBINATION

At the Closing, Legacy Hyperfine and Liminal merged with and into separate wholly owned subsidiaries of HealthCor and each became a wholly-owned subsidiary of the Company. The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP primarily due to the fact that Legacy Hyperfine and Liminal stockholders continued to control the Company following the closing of the Business Combination. Under this method of accounting, HealthCor is treated as the “acquired” company for accounting purposes and the Business Combination is treated as the equivalent of Legacy Hyperfine and Liminal issuing stock for the net assets of HealthCor, accompanied by a recapitalization. The net assets of HealthCor are stated at historical cost, with no goodwill or other intangible assets recorded. Reported shares and loss per share available to holders of the Company’s capital stock and equity awards prior to the Business Combination have been retroactively restated reflecting the exchange ratios established pursuant to the Business Combination Agreement dated as of July 7, 2021 (the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, at the effective time of the Business Combination (the “Effective Time”):

• each share of Legacy Hyperfine capital stock (other than shares of Legacy Hyperfine Series A preferred stock) that was issued and outstanding as of immediately prior to the Effective Time was automatically cancelled and extinguished and converted into the right to receive a number of shares of the Company’s Class A common stock equal to 0.3275 (the “Hyperfine Exchange Ratio”), rounded down to the nearest whole number of shares;

• each share of Legacy Hyperfine Series A preferred stock that was issued and outstanding as of immediately prior to the Effective Time was automatically cancelled and extinguished and converted into the right to receive a number of shares of the Company’s Class B common stock equal to the Hyperfine Exchange Ratio, rounded down to the nearest whole number of shares;

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

• each share of Liminal capital stock (other than shares of Liminal Series A-1 preferred stock) that was issued and outstanding as of immediately prior to the Effective Time was automatically cancelled and extinguished and converted into the right to receive a number of shares of the Company’s Class A common stock equal to 0.1796 (the “Liminal Exchange Ratio”), rounded down to the nearest whole number of shares;

• each share of Liminal Series A-1 preferred stock that was issued and outstanding as of immediately prior to the Effective Time was automatically cancelled and extinguished and converted into the right to receive a number of shares of the Company’s Class B common stock equal to the Liminal Exchange Ratio, rounded down to the nearest whole number of shares;

• each option to purchase shares of Legacy Hyperfine common stock and each option to purchase shares of Liminal common stock, whether vested or unvested, that was outstanding and unexercised as of immediately prior to the Effective Time was assumed by the Company and became an option (vested or unvested, as applicable) to purchase a number of shares of the Company’s Class A common stock equal to the number of shares of Legacy Hyperfine common stock or Liminal common stock subject to such option immediately prior to the Effective Time multiplied by the Hyperfine Exchange Ratio or the Liminal Exchange Ratio, as applicable, rounded down to the nearest whole number of shares, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Effective Time divided by the Hyperfine Exchange Ratio or the Liminal Exchange Ratio, as applicable, rounded up to the nearest whole cent; and

• each Legacy Hyperfine restricted stock unit and each Liminal restricted stock unit outstanding immediately prior to the Effective Time was assumed by the Company and became a restricted stock unit with respect to a number of shares of the Company’s Class A common stock equal to the number of shares of Legacy Hyperfine common stock or Liminal common stock subject to such Legacy Hyperfine restricted stock unit or Liminal restricted stock unit immediately prior to the Effective Time multiplied by the Hyperfine Exchange Ratio or the Liminal Exchange Ratio, as applicable, rounded down to the nearest whole share.

Pursuant to the Business Combination Agreement, the Company will issue to holders of Legacy Hyperfine and Liminal securities as of immediately prior to the Effective Time, in accordance with their pro rata share, up to 10,000,000 shares of Class A common stock as earn-out consideration (the “Earn-Out Shares”), if at any time during the period between the Closing Date and the third anniversary of the Closing Date (the “Earn-Out Period”), (i) the last share price of the Class A common stock is greater than or equal to $15.00 for any 20 trading days within any 30 consecutive trading day period, or (ii) there is a transaction that will result in shares of Class A common stock being converted or exchanged into the right to receive cash or other consideration having a value greater than or equal to $15.00. During the Earn-Out Period, if there is a transaction (other than for stock splits, stock dividends, special cash dividends, reorganizations, recapitalizations or similar transactions affecting the Class A common stock) that will result in the shares of Class A common stock being converted or exchanged into the right to receive cash or other consideration having a value less than $15.00, then the right to receive Earn-Out Shares will terminate.

On December 21, 2021, HealthCor filed the Certificate of Incorporation (the “Certificate”) with the Secretary of State of the State of Delaware, which became effective after the Domestication. As a consequence of filing the Certificate, the Company adopted a dual class structure, comprised of the Company’s Class A common stock, which is entitled to one vote per share, and the Company’s Class B common stock, which is entitled to 20 votes per share. The Company’s Class B common stock has the same economic terms as the Company’s Class A common stock, but is subject to a “sunset” provision if Jonathan M. Rothberg, Ph.D., the founder of Legacy Hyperfine and Liminal, and a Director of the Company (“Dr. Rothberg”), and other permitted holders of the Company’s Class B common stock collectively cease to beneficially own at least twenty percent (20%) of the number of shares of the Company’s Class B common stock (as such number of shares is equitably adjusted in respect of any reclassification, stock dividend, subdivision, combination or recapitalization of the Company’s Class B common stock) collectively held by Dr. Rothberg and permitted transferees of the Company’s Class B common stock as of the Effective Time. At the Effective Time, the Company amended the Certificate to change the name of the Company from HealthCor Catalio Acquisition Corp. to “Hyperfine, Inc.” (the Certificate, as amended, the “Amended Certificate”).

Concurrently with the execution of the Business Combination Agreement, HealthCor entered into subscription agreements (the “Subscription Agreements”) with certain institutional investors and accredited investors (the “PIPE

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

Investors”), pursuant to which the PIPE Investors purchased, immediately prior to the Closing, an aggregate of 12,610,000 shares of HealthCor Class A common stock at a purchase price of $10.00 per share (the “PIPE Investment”).

Additionally, on December 22, 2021, HealthCor, HC Sponsor LLC (the “Sponsor”), Legacy Hyperfine and Liminal entered into a Forfeiture Agreement (the “Forfeiture Agreement”), pursuant to which, immediately prior to the Closing, 150,000 shares of HealthCor’s Class B common stock held by the Sponsor were irrevocably forfeited and automatically cancelled (the “Forfeiture”).

The total number of shares of the Company’s Class A common stock outstanding immediately following the Closing was 54,977,061 comprising:

• 29,711,224 shares of Class A common stock issued to Hyperfine stockholders (other than certain holders of Hyperfine Series A preferred stock);

• 3,459,081 shares of Class A common stock issued to Liminal stockholders (other than certain holders of Liminal Series A-1 preferred stock);

• 12,610,000 shares of Class A common stock issued in connection with the Closing to the PIPE Investors pursuant to the PIPE Investment;

• 5,025,000 shares of Class A common stock issued immediately prior to the Effective Time to the initial shareholders upon conversion of the 5,025,000 shares of Class B common stock outstanding immediately prior to the Effective Time (following the issuance of the 5,175,000 shares of Class B common stock upon the Conversion of the 5,175,000 Class B ordinary shares held by the initial shareholders and after reflecting the irrevocable forfeiture by the Sponsor to HealthCor of 150,000 shares of Class B common stock for no consideration and automatic cancellation as of immediately prior to the Closing);

• 614,000 shares of Class A common stock issued to the Sponsor; and

• 3,557,756 shares of Class A common stock issued to the Company’s public stockholders holding 3,557,756 Class A ordinary shares outstanding at the Effective Time, after reflecting redemptions of 17,142,244 shares of HealthCor Class A common stock.

The total number of shares of the Company’s Class B common stock outstanding immediately following the Closing was 15,055,288 shares. Immediately following the Closing, Dr. Rothberg held approximately 84.8% of the combined voting power of the Company. Accordingly, Dr. Rothberg and his permitted transferees control the Company, and the Company is a controlled company within the meaning of the Nasdaq listing rules.

Net equity infusion from the Business Combination was $141,471, which consists of $207,448 proceeds from HealthCor, $126,100 proceeds from the PIPE Investors, net of payments to redeeming HealthCor shareholders of $171,437 and payment of transaction costs of $20,640. Additionally, 300,000 shares of Class A Common Stock were issued to a service provider in exchange for the services provided in connection with the Business Combination.

In December 2021, in connection with the closing of the Business Combination, the Company prepaid directors and officers insurance policy in the amount of $1,244 and repaid the Liminal Paycheck Protection Program ("PPP") loan in full in the amount of $113.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

4. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

	Pattern of Recognition	2021	2020
Device	Point in time	$715	$200
Service	Over time	781	94
Total revenue		$1,496	$294

Contract Balances

Contract balances represent amounts presented in the combined and consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. Deferred revenue represents consideration received from customers at the beginning of the subscription period for services that are transferred to the customer over the respective subscription period. The accounts receivable balances represent amounts billed to customers for goods and services where the Company has an unconditional right to payment of the amount billed.

The following table provides information about receivables and deferred revenue from contracts with customers:

	2021	2020
Accounts receivable	$553	$174
Unbilled receivables	91	—
Deferred revenue	730	158
Long term deferred revenue	510	—

The Company recognizes a receivable when it has an unconditional right to payment, and payment terms range from 20 days to 6 months based on the terms agreed upon with the respective customer.

The amount of revenue recognized during the years ended December 31, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the period was $158 and $0, respectively.

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under existing lease accounting guidance. The Company records operating lease rental revenue as service revenue on a straight-line basis over the lease term. The Company records revenue from the sale of equipment under sales-type leases as product revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in products net revenue in the combined and consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $158 as of December 31, 2021. Capitalized costs were not material for the year ended December 31, 2020.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

Transaction price allocated to remaining performance obligations

As of December 31, 2021 and 2020, the Company had remaining performance obligations amounting to $2,800 and $859, respectively. The Company expects to recognize approximately 43% of its remaining performance obligations as revenue in fiscal year 2022, and an additional 57% in fiscal year 2023 and thereafter.

Significant Judgements

The Company makes significant judgments applying the guidance related to the determination of the timing and pattern of satisfaction of performance obligations, determination of the standalone selling price of performance obligations and estimation of variable consideration.

Practical Expedients and Accounting Policy Elections

As a practical expedient, the Company does not adjust transaction price for the effects of a significant financing component in contracts in which the period between when the Company transfers the promised good or service to the customer and when the customer pays for that good or service is a year or less.

The Company has made an accounting policy election to exclude all sales taxes from the transaction price of its contracts with customers. Accordingly, sales taxes collected from customers and remitted to government authorities is not included in revenue and is accounted for as a liability until it has been remitted to the respective government authority.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 — Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities valued with Level 3 inputs.

The carrying value of cash and cash equivalents, notes receivable, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments.

There were no transfers between fair value measurement levels during the years ended December 31, 2021 and 2020.

The Company had $48,625 and $58,418 of money market funds included in cash and cash equivalents and restricted cash as of December 31, 2021 and 2020, respectively. These assets were valued using quoted market prices and accordingly were classified as Level 1.

The Company determines that notes payable as of December 31, 2020 was classified as Level 2 and the relevant fair value approximates its carrying amount since it bore interest at rates that approximate current market rates.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

6. INVENTORIES

A summary of inventories are as follows at December 31:

	2021	2020
Raw materials	$2,355	$—
Finished goods	1,955	1,718
Total inventories	$4,310	$1,718

Manufacturing overhead costs primarily include management’s best estimate and allocation of the labor costs incurred related to acquiring finished goods from the Company’s contract manufacturer. Labor costs include wages, taxes and benefits for employees involved in warehousing, logistics coordination, material sourcing, and production planning activities. The majority of these costs have been written off based on the Company’s analysis of net realizable value.

For the years ended December 31, 2021 and 2020, net realizable value inventory adjustments and excess and obsolete inventory charges were $75 and $213, respectively, and were recognized in cost of sales.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following at December 31:

	2021	2020
Laboratory equipment	$989	$572
Research devices	1,422	486
Sales and marketing devices	669	—
Computer equipment	575	385
Construction in progress	341	613
Tooling	302	270
Trade show assets	293	—
Leased devices	396	127
Other	176	167
	5,163	2,620
Less: Accumulated depreciation and amortization	(1,410)	(716)
Property and equipment, net	$3,753	$1,904

Depreciation and amortization expense amounted to $726 and $289 for the years ended December 31, 2021 and 2020, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31:

	2021	2020
Bonus	$3,421	$501
Contracted services	2,711	456
SPAC bonus and other costs	1,071	—
Legal fees	452	282
Payroll and related benefits	441	—
Other	19	25
Total accrued expenses and other current liabilities	$8,115	$1,264

9. NOTES PAYABLE

In August 2020, the Company received loan proceeds of $1,067 under the PPP. The Legacy Hyperfine PPP loan in the amount of $889 was evidenced by a promissory note dated August 10, 2020 and was fully paid off during the fourth

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

quarter of 2020. The Liminal PPP loan in the amount of $178 is evidenced by a promissory note dated May 1, 2020. The Company used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintaining its payroll levels. The Company accounted for the loan as debt.

In connection with the closing of the Business Combination as discussed in Note 3. Business Combination, the Company repaid the Liminal PPP loan in full in December 2021. The Company recognized an insignificant amount of interest expense in the combined and consolidated statements of operations and comprehensive loss related to the loan.

10. CONVERTIBLE PREFERRED STOCK

Legacy Hyperfine Convertible Preferred Stock

Legacy Hyperfine had issued four series of Convertible Preferred Stock, Series A through Series D. The following table summarizes the authorized, issued and outstanding Convertible Preferred Stock of Legacy Hyperfine immediately prior to the Business Combination:

Class	Year of Class Issuance	Issuance Price per share	Shares Authorized	Shares Issued and Outstanding	Total Proceeds or Exchange Value	Issuance Costs	Net Carrying Value	Initial Liquidation Price per share
Series A	2014	$0.04	25,000,000	25,000,000	$1,000	$2	$998	$0.80
Series B	2017	0.80	10,625,000	10,625,000	8,500	—	8,500	0.80
Series C	2017	1.88	31,586,210	31,586,210	59,382	234	59,148	1.88
Series D	2020-2021	2.15	62,577,618	41,970,981	90,237	136	90,101	2.15
			129,788,828	109,182,191	$159,119	$372	$158,747

The following table summarizes the authorized, issued and outstanding Convertible Preferred Stock of Legacy Hyperfine as of December 31, 2020:

Class	Year of Class Issuance	Issuance Price per share	Shares Authorized	Shares Issued and Outstanding	Total Proceeds or Exchange Value	Issuance Costs	Net Carrying Value	Initial Liquidation Price per share
Series A	2014	$0.04	25,000,000	25,000,000	$1,000	$2	$998	$0.80
Series B	2017	0.80	10,625,000	10,625,000	8,500	—	8,500	0.80
Series C	2017	1.88	31,586,210	31,586,210	59,382	234	59,148	1.88
Series D	2020	2.15	62,577,618	27,799,648	59,769	129	59,640	2.15
			129,788,828	95,010,858	$128,651	$365	$128,286

The powers, preferences, rights, qualifications, limitations and restrictions of the shares of Convertible Preferred Stock are as follows:

Dividends

Dividends shall accrue to holders of the Convertible Preferred Stock at the rate of 8% of the original issue price for the applicable series of Convertible Preferred Stock, per annum subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization, reclassification and other similar events payable only when, and if, declared by Legacy Hyperfine’s board of directors. The right to receive dividends on Convertible Preferred Stock is not cumulative, and therefore, if not declared in any year, the right to such dividends shall terminate and shall not carry forward into the next year. There have been no dividends declared to date.

Liquidation Rights

In the event of any liquidation, dissolution or winding up of Legacy Hyperfine, whether voluntary or involuntary or a deemed liquidation event (which includes a merger, the sale of all of Legacy Hyperfine’s assets, or a transaction which the holders of capital stock of Legacy Hyperfine hold less than 50% of the voting securities) (each a “Liquidation Event”), the holders of the Convertible Preferred Stock are entitled to be paid out of the assets of Legacy Hyperfine available for distribution to stockholders, pari passu, at a liquidation price per share equal to the greater of:

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

(1) the applicable original issue price of such Convertible Preferred Stock, plus any declared and unpaid dividends or (2) an amount that would have been payable had all the shares of the Convertible Preferred Stock been converted into Legacy Hyperfine common stock. These payments will be made to or set aside prior to the holders of shares of any other class or series of capital stock that is not, by its terms, senior to the Convertible Preferred Stock.

Voting Rights

The holders of shares of the Convertible Preferred Stock shall be entitled to vote on all matters on which the holders of shares of Legacy Hyperfine common stock shall be entitled to vote.

Each holder of record of shares of Series A Convertible Preferred Stock shall be entitled to ten votes per share of Legacy Hyperfine Special-voting common stock into which such Series A Convertible Preferred Stock are convertible, as discussed below under “Conversion,” on all matters to be voted on by Legacy Hyperfine’s stockholders. Each holder of record of shares of Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock shall be entitled to one vote per share of Legacy Hyperfine common stock into which such Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock are convertible, as discussed below under Conversion, on all matters to be voted on by Legacy Hyperfine’s stockholders. The holders of Convertible Preferred Stock and the holders of Legacy Hyperfine common stock shall vote together and not as separate classes. There shall be no series voting.

Conversion

Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, into shares of Legacy Hyperfine Special-voting common stock on a 1 to 1 conversion rate subject to customary anti-dilution adjustments and upon the issuance of additional common shares for no consideration or consideration less than the conversion price of the Series A Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into shares of Legacy Hyperfine common stock on a 1 to 1 conversion rate subject to customary anti-dilution adjustments and upon the issuance of additional common shares for no consideration or consideration less than the conversion price of the respective series of Convertible Preferred Stock, which is equal to the original issuance price for each series of Convertible Preferred Stock.

Upon the earlier to occur of (i) election of the Convertible Preferred Stock by (A) the consent or vote of the majority holders of the Convertible Preferred Stock (voting together as a single class and not as separate series, and on an as-converted basis), (B) the consent or vote of the majority holders of Series C Convertible Preferred Stock (voting separately as a single class) and (C) the consent or vote of the majority holders of Series D Convertible Preferred Stock (voting separately as a single class) or (ii) the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933 covering the offer and sale of shares of Legacy Hyperfine common stock in which the aggregate gross proceeds to Legacy Hyperfine are at least $80,000 (1) each share of Series A Convertible Preferred Stock shall automatically be converted into shares of Legacy Hyperfine Special-voting common stock on a 1 for 1 basis and (2) each share of Series B, Series C and Series D Convertible Preferred Stock shall automatically be converted into Legacy Hyperfine common stock on a 1 for 1 basis.

Upon the closing of the Business Combination, the Convertible Preferred Stock converted into Class A and Class B common stock based on the Business Combination’s Hyperfine Exchange Ratio of 0.3275 of the Company’s shares for each Legacy Hyperfine share. The Company recorded the conversion at the carrying value of the Convertible Preferred Stock at the time of the Closing. There are no shares of Convertible Preferred Stock outstanding as of December 31, 2021.

Liminal Convertible Preferred Stock

On April 1, 2021 Liminal effected a recapitalization whereby each share of Liminal common stock outstanding was exchanged for shares of Liminal Series A-1 preferred stock and Liminal Series A-2 preferred stock. The value

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

ascribed to the preferred stock is equivalent to the total amount of historical equity investments contributed by the common shareholder. There were no new investments or changes in control in conjunction with the recapitalization.

The powers, preferences, rights, qualifications, limitations and restrictions of the shares of Liminal Convertible Preferred Stock are as follows:

Dividends

Dividends shall accrue to holders of the Convertible Preferred Stock at the rate of 8% of the original issue price for the applicable series of Convertible Preferred Stock, per annum subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization, reclassification and other similar events payable only when, and if, declared by Liminal’s board of directors. The right to receive dividends on Convertible Preferred Stock is not cumulative, and therefore, if not declared in any year, the right to such dividends shall terminate and shall not carry forward into the next year. There have been no dividends declared to date.

Liquidation Rights

In the event of any liquidation, dissolution or winding up of Liminal, whether voluntary or involuntary or a deemed liquidation event (which includes a merger, the sale of all of Liminal’s assets, or a transaction which the holders of capital stock of Liminal hold less than 50% of the voting securities) (each a “Liquidation Event”), the holders of the Convertible Preferred Stock are entitled to be paid out of the assets of Liminal available for distribution to stockholders, pari passu, at a liquidation price per share equal to the greater of: (1) the applicable original issuance price of $.1287 per share for Series A-1 and Series A-2 Convertible Preferred Stock, plus any declared and unpaid dividends or (2) an amount that would have been payable had all the shares of the Convertible Preferred Stock been converted into Liminal common stock. These payments will be made to or set aside prior to the holders of shares of any other class or series of capital stock that is not, by its terms, senior to the Convertible Preferred Stock.

Voting Rights

The holders of shares of the Convertible Preferred Stock shall be entitled to vote on all matters on which the holders of shares of Liminal common stock shall be entitled to vote.

Each holder of record of shares of Series A-1 Convertible Preferred Stock shall be entitled to ten votes per share of Liminal Special-voting common stock into which such Series A-1 Convertible Preferred Stock are convertible, as discussed below under “Conversion,” on all matters to be voted on by Liminal’s stockholders. Each holder of record of shares of Series A-2 Convertible Preferred Stock shall be entitled to one vote per share of Liminal common stock into which such Series A-2 Convertible Preferred Stock are convertible, as discussed below under Conversion, on all matters to be voted on by Liminal’s stockholders. The holders of Convertible Preferred Stock and the holders of Liminal common stock shall vote together and not as separate classes. There shall be no series voting.

Conversion

Each share of Series A-1 Convertible Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance of such share, into shares of Liminal Special-voting common stock on a 1 to 1 conversion rate subject to customary anti-dilution adjustments and upon the issuance of additional shares of Liminal common stock for no consideration or consideration less than the conversion price of the Series A Convertible Preferred Stock. Each share of Series A-2 Convertible Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into shares of Liminal common stock on a 1 to 1 conversion rate subject to customary anti-dilution adjustments and upon the issuance of additional shares of common stock for no consideration or consideration less than the conversion price of the respective series of Convertible Preferred Stock, which is equal to the original issuance price for each series of Convertible Preferred Stock.

Upon the earlier to occur of (i) election of the Convertible Preferred Stock by the consent or vote of the majority holders of the Convertible Preferred Stock (voting together as a single class and not as separate series, and on an as-converted basis) or (ii) the closing of a firm commitment underwritten initial public offering pursuant to an effective

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

registration statement filed under the Securities Act of 1933, as amended, covering the offer and sale of shares of Liminal common stock in which the aggregate gross proceeds to Liminal are at least $80,000 (1) each share of Series A-1 Convertible Preferred Stock shall automatically be converted into shares of Liminal Special-voting common stock on a 1 for 1 basis and (2) each share of Series A-2 Convertible Preferred Stock shall automatically be converted into Liminal common stock on a 1 for 1 basis.

Upon the closing of the Business Combination, the Liminal Convertible Preferred Stock converted into Class A and Class B common stock based on the Business Combination’s Liminal Exchange Ratio of 0.1796 of the Company’s shares for each Liminal share. The Company recorded the conversion at the carrying value of the Convertible Preferred Stock at the time of the Closing. There are no shares of Convertible Preferred Stock outstanding as of December 31, 2021.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2021, and 2020, the Company had authorized 600,000,000 and 130,000,000 shares of Class A common stock at $0.0001 par value per share, of which a total of 55,277,061 shares and 1,576,137 shares were outstanding, respectively.

As of December 31, 2021, and 2020, the Company had authorized 27,000,000 and 0 shares of Class B common stock at $0.0001 par value per share, of which a total of 15,055,288 shares and 0 shares were outstanding, respectively.

Dividends

Holders of the Company’s common stock are not entitled to receive dividends unless declared by the Company’s board of directors. There have been no dividends declared to date.

Voting Rights

The holders of shares of the Company's Class A common stock are entitled to one vote per share on all matters on which the Company's Class A common stock shall be entitled to vote. The holders of shares of the Company's Class B common stock are entitled to 20 votes per share on all matters on which the Company's Class B common stock shall be entitled to vote. The holders of the Company's Class A common stock and Class B common stock shall vote together and not as separate classes.

12. EQUITY INCENTIVE PLAN

Hyperfine Inc. 2021 Equity Incentive Plan

A total of 16,013,762 shares of common stock are reserved for issuance under the Company's 2021 Equity Incentive Plan (the “Hyperfine Plan”). The Hyperfine Plan is administered by the Company's board of directors. The board of directors may grant restricted stock and options to purchase shares either as incentive stock options or non-qualified stock options. The option grants are subject to certain terms and conditions, option periods and conditions, exercise rights and privileges as set forth in the Hyperfine Plan. At December 31, 2021, 8,256,741 common shares remain available for issuance under the Hyperfine Plan.

Prior to the Business Combination, Legacy Hyperfine and Liminal were distinct entities with separate equity incentive plans for their employees and nonemployees. Both plans were subsequently adopted and assumed by the Company as a consequence of the Business Combination.

Each Legacy Hyperfine option from Legacy Hyperfine’s 2014 Employee, Director and Consultant Equity Incentive Plan as amended on October 9, 2020 (the “Legacy Hyperfine Plan”) outstanding immediately prior to the Closing, whether vested or unvested, was converted into an option to purchase shares of the Company's Class A common stock equal to the number of shares of Legacy Hyperfine common stock subject to such option multiplied by the Hyperfine

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

Exchange Ratio of 0.3275, rounded down to the nearest whole number of shares, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Closing divided by 0.3275, rounded up to the nearest whole cent.

Each Liminal option from Liminal’s 2021 Employee, Director, and Consultant Equity Incentive Plan (the “Liminal Plan") outstanding immediately prior to the Closing, whether vested or unvested, was converted into an option to purchase shares of the Company's Class A common stock equal to the number of shares of Liminal common stock subject to such option multiplied by the Liminal Exchange Ratio of 0.1796, rounded down to the nearest whole number of shares, at an exercise price per share equal to the exercise price per share of such option immediately prior to the Closing divided by 0.1796, rounded up to the nearest whole cent.

Each exchanged option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding option immediately prior to the Closing. All activity was retroactively restated to reflect the exchange that occurred.

In addition, each Legacy Hyperfine restricted stock unit and each Liminal restricted stock unit outstanding immediately prior to the Effective Time was assumed by the Company and became a restricted stock unit with respect to a number of shares of the Company’s Class A common stock equal to the number of shares of Legacy Hyperfine common stock or Liminal common stock subject to such Legacy Hyperfine restricted stock unit or Liminal restricted stock unit immediately prior to the Effective Time multiplied by the Hyperfine Exchange Ratio or the Liminal Exchange Ratio, as applicable, rounded down to the nearest whole share.

Stock option activity

Each stock option grant carries varying vesting schedules whereby the options become exercisable at the participant’s sole discretion provided they are an employee, director or consultant of the Company on the applicable vesting date. Each option shall terminate not more than ten years from the date of the grant.

During the year ended December 31, 2021, the Company granted certain equity awards to the newly hired Chief Executive Officer. These awards include (1) an option award to purchase 1,899,500 shares of Class A common stock which will vest based on continued service over a four year period, (2) a separate option award to purchase 474,875 shares of Class A common stock, which will be fully vested upon the occurrence of various service, performance, and market conditions. Two additional 474,875 share option awards (949,750 options total) with terms similar to those described above will be granted pursuant to the terms of the offer letter. Certain equity awards were also granted to the Executive Chairman of the Legacy Hyperfine board of directors. The equity compensation included (1) an option award to purchase 712,312 shares of Class A common stock which will vest based on continued service, over four years, (2) two separate option awards to purchase 237,437 shares each of Class A common stock (474,874 shares in total), which will be fully vested upon the occurrence of various certain service, performance, and market conditions.

The service condition for these awards is satisfied by providing service to the Company based on the defined service period per the award agreement. The performance-based condition is satisfied upon the occurrence of a special purpose acquisition company (“SPAC”) transaction, initial public offering (“IPO”), or financing event as defined in the award agreement. The market condition is satisfied by achieving various multiples of a defined price per share. The achievement of the performance condition and the commencement of the related expense recognition event cannot occur until the event is deemed probable, which only occurs once a SPAC transaction, IPO, or financing event has occurred. The performance condition was satisfied as a result of the Business Combination and the Company recognized stock-based compensation expense of $1,772 in connection with these awards during the year ended December 31, 2021. None of the market conditions have been satisfied and as such, none of the awards are exercisable as of December 31, 2021.

In addition to the above, restricted stock units with a value of $2,500 will be granted to the Chief Executive Officer following the Business Combination and within two years of the Chief Executive Officer’s start date, subject to continued service and which will vest on a schedule to be agreed upon between the Company and the Chief Executive Officer. These restricted stock units were not yet approved by the Board of Directors and therefore had not yet been granted as of December 31, 2021.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

During the year ended December 31, 2021, the Company also granted 258,833 option awards subject to certain service and performance conditions. The service condition required the participant’s continued employment with the Company through the applicable vesting date, and the performance condition required the consummation of a Sale, IPO, or SPAC transaction as defined in the option award agreement. These awards were forfeited and cancelled prior to the consummation of the Business Combination. As a Sale, IPO, or SPAC transaction did not occur prior to forfeiture, the Company did not record any stock-based compensation expense related to these option awards.

All options granted by the Company during the years ended December 31, 2021 and 2020 were granted with exercise prices equal to the estimated fair value of the Company's common stock at the date of grant, as determined by the Company's board of directors.

A summary of the stock option activity under the Hyperfine Plan is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,903,479	$0.87	7.07	$2,073
Granted	6,771,237	3.37
Exercised	(565,533)	2.65
Forfeited	(587,047)	3.86
Outstanding at December 31, 2021	7,522,136	$3.21	8.79	$30,052
Options exercisable at December 31, 2021	2,332,624	$2.98	7.82	$9,785
Vested and expected to vest at December 31, 2021	7,117,220	$3.20	8.77	$28,445

The Company received cash proceeds from the exercise of stock options of $1,497 and $120 during the years ended December 31, 2021 and 2020, respectively. The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the years ended December 31, 2021 and 2020, was $2,752 and $167, respectively. The weighted-average grant date fair value of options granted during the year ended December 31, 2021 and 2020, was $0.66 and $0.69, respectively.

Stock option valuation inputs

The Company utilized the Black-Scholes option pricing model for determining the estimated fair value for service awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards. The assumptions used to value option grants to employees and nonemployees for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Risk Free interest rate	0.95% - 1.13%	1.5% - 1.7%
Expected dividend yield	0%	0%
Expected term	5.40 years - 6.17 years	5.8 years - 6.0 years
Expected volatility	70%	60%

Risk free interest rate

The risk free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant.

Expected dividend yield

The Company has never declared or paid any cash dividends and does not expect to pay any cash dividends in the foreseeable future.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

Expected term

For employee awards, the Company calculates the expected term using the “simplified” method, which is the simple average of the vesting period and the contractual term. The simplified method is applied as the Company does not have sufficient historical data to provide a reasonable basis for an estimate of the expected term. The Company calculates expected term for employee awards that take into account the effects of employee’s expected exercise and post-vesting employment termination behavior.

Expected volatility

As Legacy Hyperfine was privately held from inception through the Closing and all option grants occurred prior to the Closing Date, there was no specific historical or implied volatility information available.

Accordingly, the Company estimates the expected volatility on the historical stock volatility of a group of similar companies that are publicly traded over a period equivalent to the expected term of the stock-based awards. Point estimates of expected annual equity volatility of 70% and 60% for December 31, 2021 and 2020, respectively, were selected in the guideline companies’ historical range.

Exercise price

The exercise price is taken directly from the grant notice issued to employees and nonemployees.

The stock options granted to the Company's employees and nonemployees for the periods presented were as follows:

	2021	2020
Stock options granted to employee	3,534,844	897,240
Stock options granted to nonemployee	3,236,393	284,816
Total stock options granted	6,771,237	1,182,056

Incentive Unit and Preferred Stock Award Activity

Incentive unit grants typically vest over a four year period provided the holder is an employee, director or consultant of the Company on the applicable vesting date. Upon termination of service, pursuant to the terms of the grant, the participant 1) immediately forfeits any unvested (but issued) incentive units and 2) the Company has the right, but not the obligation, to repurchase at the fair market value on the date of termination, any vested incentive units. The repurchase right is valid for 18 months commencing with the date of service.

On April 2, 2021, 4Bionics executed a plan of liquidation and dissolution and its ownership in Liminal was distributed to its members and to the holders of incentive units. Immediately subsequent to the dissolution, all outstanding unvested incentive unit awards under 4Bionic’s 2019 Equity Incentive Plan were replaced with preferred stock awards indexed to and settled in the preferred stock of the former 4Bionics subsidiaries Liminal, Detect, Inc. (f/k/a Homodeus Inc.), and Tesseract Health. The preferred stock awards are subject to service vesting conditions only. No incremental value was provided to participants as a result of the modification of the awards as the modification date fair value of the incentive unit awards was equal to modification date fair value of the stock underlying the restricted stock awards. Moreover, the remaining vesting period before and after modification was unchanged. No incremental compensation expense was recognized as a result of the modification.

Prior to the dissolution of 4Bionics, a portion of total 4Bionics stock-based compensation expense was allocated to Liminal based on the level of service provided by the relevant employees and nonemployees to Liminal over the term of the award. Subsequent to the dissolution of 4Bionics, the Company recognizes the stock-based compensation expense related to the replacement preferred stock awards and no allocation methodology is required. In connection with the Business Combination, all replacement preferred stock awards were accelerated to fully vest. The Company recognized stock-based compensation expense of $578 and $0 related to the incentive unit awards and replacement preferred stock awards during the years ended December 31, 2021 and December 31, 2020, respectively.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

Restricted Stock Units

In December 2021, immediately following the Business Combination, the Company granted 117,516 restricted stock units (“RSUs”) to members of the Company’s Board of Directors. The RSUs vest over a three year period, contingent on the ongoing service of the Directors. The grant date fair value of the RSUs was measured using the fair value of the underlying Class A common stock, which was $9.19 per share on the grant date. The total grant date fair value of $1,080 will be recognized evenly over the three year period as the service condition is satisfied.

Earn-Out Shares

Subject to the achievement of certain milestones, certain employees are entitled to a total of 933,933 Earn-Out Shares. These Earn-Out Shares fall within the scope of ASC 718, pursuant to which such Earn-Out Shares are equity classified and their grant date fair value will be recognized as compensation expense over the vesting period.

Earn-out valuation inputs

The Company utilized a Monte Carlo Simulation pricing model for determining the estimated fair value for Earn-Out Shares. The fair value is based on the simulated price of the Company over the maturity date of the Earn-Out Shares. The key assumptions used in the valuation were as follows:

2021
Stock Price	10.92
Risk Free interest rate	0.96%
Expected dividend yield	0.0%
Term (years)	3
Expected volatility	54.5%

Risk free interest rate

The risk free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant.

Expected dividend yield

The Company has never declared or paid any cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Expected term

For Earn-Out Shares, the expected term is determined to be 3 years from the Closing as this is the period over which the market price milestone may be achieved. As there is no dependent vesting period, the shares are exercisable at the point that the market milestone is reached.

Expected volatility

As Legacy Hyperfine was privately held from inception through the Closing, there was no specific historical or implied volatility information available.

Accordingly, the Company estimates the expected volatility on the historical stock volatility of a group of similar companies that are publicly traded over a period equivalent to the expected term of the earn-out awards. A point estimate of expected annual equity volatility of 55% for December 31, 2021 was selected in the guideline companies’ historical range.

Stock-Based Compensation Expense

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

The Company’s stock-based compensation expense for the periods presented was as follows:

	2021	2020
Cost of sales - Device	$12	$—
Cost of sales - Service	12	—
Research and development	1,327	864
General and administrative	5,482	231
Sales and marketing	68	22
Total stock-based compensation expense	$6,901	$1,117

Total unrecognized stock-based compensation expense as of December 31, 2021 was $13,650, which will be recognized over the remaining vesting period of 2.66 years.

13. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all common equivalent shares of the Company, including convertible preferred stock, outstanding stock options, RSUs and Earn-Out Shares, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common equivalent shares of the Company outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	2021	2020
Numerator:
Net Loss	$(64,851)	$(23,427)
Numerator for Basic and Dilutive EPS – Loss available to common stockholders	$(64,851)	$(23,427)
Denominator:
Common Stock	3,690,523	1,523,096
Denominator for Basic and Dilutive EPS - Weighted-average common stock	3,690,523	1,523,096
Basic and dilutive loss per share	$(17.57)	$(15.38)

Since the Company was in a net loss position for all periods presented, the basic loss per share calculation excludes preferred stock as it does not participate in net losses of the Company. Additionally, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	2021	2020
Outstanding options to purchase common stock	7,522,136	1,903,479
Outstanding Legacy Hyperfine convertible preferred stock (Series A through D)	—	31,116,056
Outstanding RSUs	117,516	—
Earn-Out Shares	10,000,000	—
Total anti-dilutive common equivalent shares	17,639,652	33,019,535

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

14. INCOME TAXES

Significant components of the Company's deferred tax assets (liabilities) are as follows:

	As of December 31,
	2021	2020
Gross deferred tax assets (liabilities):
Net operating loss carryforwards	$29,300	$14,512
Tax credit carryforwards	3,429	2,238
Fixed assets	(117)	5
Stock-based compensation	1,634	522
Deferred revenue	949	421
Accrued bonuses	857	—
Other	84	90
Total deferred tax assets	36,136	17,788
Valuation allowance	(36,136)	(17,788)
Net deferred tax assets (liabilities)	$—	$—

The Company had no income tax expense due to federal and state net operating losses incurred for the years ended December 31, 2021 and 2020. The Company has also not recorded any income tax benefits for its federal and state net operating losses incurred in each period due to uncertainty of realizing the benefit from those items. All of the Company’s losses before income taxes were generated in the United States. The effective tax rate for the Company for the years ended December 31, 2021 and 2020 was zero percent. A reconciliation of the income tax expense at the federal statutory tax rate to the Company’s effective income tax rate follows:

	As of December 31,
	2021	2020
Statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	4.0%	1.8%
Federal research and development credit	1.5%	3.2%
Stock-based compensation	(0.1)%	(0.5)%
Write down of federal NOL due to 382 limitation	—	(2.8)%
Write down of federal R&D credits due to 382 limitation	—	(1.1)%
Deferred tax adjustment resulting from tax rate change	2.2%	(5.5)%
Other	(0.5)%	(0.2)%
Valuation allowance	(28.1)%	(15.9)%
Effective tax rate	0.0%	0.0%

The Company’s effective tax rate for December 31, 2021 and 2020 differs from the federal statutory tax rate of 21% mainly due to the effect of deferred state income tax benefits resulting from state net operating loss carryforwards and the tax benefits related to research and development tax credits. These benefits to the effective tax rate are fully offset by the increase in the Company’s valuation allowance from the prior year.

The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty of the Company’s ability to generate sufficient taxable income to realize the deferred tax assets, and therefore has not recognized any benefits from the net operating losses, tax credits and other deferred tax assets. The Company’s valuation allowance increased $18,348 and $3,729 for the years ended December 31, 2021 and 2020, respectively.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

As of December 31, 2021, the Company had the following tax net operating loss carryforwards available to reduce future federal and Connecticut taxable income, and tax credit carryforwards available to offset future federal and Connecticut income taxes:

	Hyperfine
	Amount	Begin to Expire in
Hyperfine tax net operating loss carryforwards:
Federal (pre-2018 NOLs)	$12,084	2034
Federal (post-2017 NOLs)	91,306	No Expiration
States	72,621	2034
Tax credit carryforwards:
Federal research and development	2,338	2034
Connecticut research and development	752	No Expiration
Connecticut others	12	2022
Federal others	135	2022

	Liminal
	Amount	Begin to Expire in
Liminal tax net operating loss carryforwards:
Federal (pre-2018 NOLs)	$—
Federal (post-2017 NOLs)	12,304	No Expiration
States	12,300	2038
Tax credit carryforwards:
Federal research and development	449	2038
Connecticut research and development	49	No Expiration

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards to offset its post-change income and tax liabilities may be limited. Generally, an ownership change occurs when certain shareholders increase their aggregated ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). The Company performed a Section 382 analysis for Legacy Hyperfine to determine whether an ownership change has occurred. Based on this analysis, Legacy Hyperfine experienced two consecutive ownership changes, one on January 17, 2017, and one on May 16, 2017. As a result, Legacy Hyperfine’s net operating loss and tax credit carryforwards as of December 31, 2020 are subject to a Section 382 limitation. The January 17, 2017 ownership change resulted in an annual limitation of $865 and the May 16, 2017 ownership change resulted in an annual limitation of $3,008. The first (earlier) limitation will limit the deduction of pre-change losses and credits arising before the first ownership change. The second (later) ownership change creates another limit to deduction of those pre-change losses and credits. However, the second ownership change does not allow for a “step-up” of the first limitation and therefore the pre-January 17, 2017 losses and credits are still subject to the first limitation amount. Due to these limitations, the Company estimates that $3,125 and $249 of the federal net operating loss and research and development credit carryforwards, respectively, will expire before utilization. Accordingly, Legacy Hyperfine’s gross deferred tax assets and corresponding valuation allowance have been adjusted to reflect the estimated expirations. In addition, as a result of the Business Combination and any other equity issuances during the year, the Company is currently updating its Section 382 analysis to determine whether any additional ownership changes have occurred through December 31, 2021. This analysis is expected to be completed in 2022.

The Company has adopted the accounting guidance within ASC Topic 740 on uncertainties in income taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2021 and 2020, the Company did not have any unrecognized tax benefits. To the extent penalties and interest would be assessed on any underpayment of income tax, the Company’s policy is that such amounts would be accrued and classified as a component of income tax expense in the combined and consolidated financial statements. To date, the Company has not recorded any such interest or penalties.

The Company files income tax returns in the U.S. federal and various state jurisdictions. As a result of the Company’s net operating loss carryforwards, the Company’s federal and state statutes of limitations generally remain open for all

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

tax years until its net operating loss and tax credit carryforwards are utilized or expire prior to utilization. The Company does not currently have any federal or state income tax examinations in progress.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted which included provisions related to net operating loss carryovers and carrybacks, refundable payroll tax credits, deferral of payroll taxes, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company has evaluated the relevant provisions of the CARES Act and has not recognized any benefit related to these provisions. Therefore, no related income tax effects have been recognized in the financial statements for the years ended December 31, 2021 and 2020.

Additionally, as a result of legislation in the state of Connecticut, companies have the opportunity to exchange certain research and development tax credit carryforwards for a cash payment of 65% of the research and development tax credit. The research and development expenses that qualify for Connecticut credits are limited to those costs incurred within Connecticut. The Company has elected to participate in the exchange program and, as a result, has recognized net benefits of $103 and $131 for the years ended December 31, 2021 and 2020, respectively, which is included in research and development expenses in the accompanying statements of operations and comprehensive loss. As of December 31, 2021 and 2020, the Company has recorded $196 and $467 of the research and development tax credit receivables in Prepaid expenses and other current assets on the Company’s combined and consolidated balance sheets, respectively.

15. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut which is being leased from an unrelated landlord by 4Catalyzer Corporation, (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis, and no lease agreement was entered into between the parties until June 2021. A total of approximately $149 and $113 was paid during 2021 and 2020, respectively.

Prior to 4Bionics executing a plan of liquidation and dissolution on April 2, 2021, certain expenses incurred at 4Bionics were allocated to its subsidiaries, including Liminal. Expenses that broadly benefited 4Bionics and its subsidiaries were allocated evenly amongst its three subsidiaries. Expenses that were incurred on behalf of the employees of each company were allocated based on each subsidiary’s relative headcount. Total proceeds allocated to Liminal upon liquidation and dissolution in 2021 were $101 and total expenses allocated to Liminal in 2020 were $64. The method used to allocate common expenses of 4Bionics to Liminal is reasonable.

In January 2018, the Company entered into a Promissory Note (the “Note”) with one of its employees (the “Borrower”) in the amount of $90. The Note bears interest at a rate equal to 1.68% per annum. In accordance with the terms of the Note, since the Borrower remained employed with the Company on the maturity date of January 11, 2022, $90 of the then outstanding principal amount and all interest accrued to that date was forgiven and Borrower is no longer required to repay the amount. Interest on the Note was payable annually in cash on the anniversary date of the Note, and as of December 31, 2021 and 2020, interest receivable in the amount of $0 and $2, respectively, are included in Prepaid expenses and other current expenses on the combined and consolidated balance sheets, and interest income of $0 and $2, respectively, were recognized as of December 31, 2021 and 2020.

The Company also made payments to 4C to prefund the acquisition of capital assets and these amounts are included in Other assets — related party on the combined and consolidated balance sheets. Such prepaid advances were $0 and $1,154 as of December 31, 2021 and 2020, respectively. During 2021, the Company wrote off $983 of such prepaid advances considered to be unrecoverable.

The Company was a party to an Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4C, the Company and other participant companies controlled by the Rothberg family. Under the ARTSA, the Company and the other participant companies agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

participant company such as monthly administrative, management and technical consulting services to the Company which are pre-funded approximately once a quarter. The Company incurred expenses from 4C of $4,055 and $2,160 during the years ended December 31, 2021 and 2020 respectively. The amounts advanced and due from 4C at December 31, 2021 and 2020, related to operating expenses was $0 and $1,496, respectively, and is included in Due from related parties on the combined and consolidated balance sheets. There was also $1,872 and $11 of amounts due to 4C for expenses paid on their behalf. These payables are included in Due to related parties on the combined and consolidated balance sheets. On July 7, 2021, Legacy Hyperfine, Liminal and 4C entered into First Addendums to the ARTSA, pursuant to which Legacy Hyperfine and Liminal each terminated its participation under the ARTSA immediately prior to the Closing. Legacy Hyperfine and Liminal each entered into a Master Services Agreement (the “Master Services Agreements”) with 4C effective as of July 7, 2021 pursuant to which Legacy Hyperfine and Liminal may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided.

The ARTSA also provided for the participant companies to provide other services to each other. The Company also has transactions with other entities under common ownership, which include payments made to third parties on behalf of the Company. The amounts remaining payable at December 31, 2021 and 2020 are $110 and $124, respectively, and are included in the Due to related parties on the combined and consolidated balance sheets. In addition, the Company has transactions with these other entities under common ownership which include payments made by the Company to third parties on behalf of the other entities and the amounts remaining receivable are in the aggregate $14 at December 31, 2021 and the amounts remaining payable are in the aggregate $30 at December 31, 2020, and are reflected in the Due from related parties on the combined and consolidated balance sheets. All amounts are paid or received throughout the year within 30 days after the end of each month.

Legacy Hyperfine and Liminal entered into Technology and Services Exchange Agreements (each, a “TSEA” and collectively, the “TSEA”) with other participant companies controlled by the Rothbergs. A TSEA by and among Butterfly Network, Inc., AI Therapeutics, Inc., Quantum-Si Incorporated, 4Bionics, Tesseract Health, Inc., Detect, Inc. (f/k/a Homodeus Inc.), Legacy Hyperfine and Liminal was signed in November 2020; a TSEA by and among Quantum-Si Incorporated, AI Therapeutics, Inc., 4Bionics, Tesseract Health, Inc., Detect, Inc., Legacy Hyperfine and Liminal was signed in February 2021 (and which Protein Evolution, Inc. joined in August 2021); and a TSEA by and among Legacy Hyperfine, Liminal, AI Therapeutics, Inc., Tesseract Health, Inc. and Detect, Inc. was signed in July 2021 and is effective upon the Closing. Under the TSEA, Legacy Hyperfine, Liminal and other participant companies may, in their discretion, permit the use of non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, by other participant companies. As of December 31, 2021, the Company had transactions with other participant companies and had expenses of $11 included in Accounts payable.

16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the years ended December 30, 2021 and 2020.

During 2020, the Company was awarded a $1,610 grant from the BMGF for the provision and equipping of 20 sites with the Hyperfine portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality (the “Project”). During 2021, the Company was awarded an additional $3,300 grant from the BMGF, of which $2,500 was received for the provision and equipping of 5 sites and other related deliverables, of which the remaining $800 is to be received by April 2022. The funds are accounted for as restricted cash with an offset to deferred grant revenue. At December 31, 2021 and 2020, the Company has $2,662 and $1,610, respectively, on the combined and consolidated balance sheets. Any grant funds, plus any income, that have not been used for, or committed to, the Project must be returned promptly to the BMGF upon expiration of or termination of the

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(all amounts are in thousands, except share and per share data)

agreement. As of December 31, 2021 and 2020, there were no grant fund amounts that were required to be returned under the provisions of the Project.

Contingencies

The Company does not have any outstanding or ongoing litigation and legal matters where, based on present information, including its assessment of the merits of the particular claims, the Company believes it is reasonably possible that any asserted or unasserted legal claims or proceedings, individually or in aggregate, will have a material adverse effect on its results of operations or financial condition. The ultimate outcome of any legal matter cannot be predicted with certainty.

The Company has indemnification obligations under some agreements that the Company enters into with other parties in the ordinary course of business, including business partners, investors, contractors, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in any particular case. To date, losses recorded in the combined and consolidated statements of operations and comprehensive loss in connection with the indemnification provisions have not been material.

The Company agreed to pay $1,000 to a third party service provider upon the receipt by the Companies’ pre-closing equity holders of any Earn-Out Shares (see Note 3. Business Combination). The Company determined the probability of such payment to be not probable thus no liability was recognized.