Form 10-Q
period 2022-03-31
Hyperfine, Inc.
filed 2022-05-12
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39949

_________________

Hyperfine, Inc.

(Exact name of registrant as specified in its charter)

_________________

Delaware	98-1569027
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
351 New Whitfield Street Guilford, Connecticut	06437
(Address of principal executive offices)	(Zip Code)

(866) 796-6767

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 Par Value Per Share	HYPR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2022, the registrant had 55,277,061 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

EXPLANATORY NOTE

On December 22, 2021, HealthCor Catalio Acquisition Corp., a blank check company incorporated as a Cayman Islands exempted company with limited liability (“HealthCor” and after the Business Combination described herein, the “Company”), after domesticating as a Delaware corporation on December 21, 2021, consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of July 7, 2021 (the “Business Combination Agreement”), by and among HealthCor, Optimus Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of HealthCor (“Merger Sub I”), Optimus Merger Sub II, Inc., a Delaware corporation and wholly owned subsidiary of HealthCor (“Merger Sub II”), Hyperfine, Inc., a Delaware corporation (“Legacy Hyperfine”), and Liminal Sciences, Inc., a Delaware corporation (“Liminal”). On December 22, 2021, immediately upon the consummation of the Business Combination, and such completion, the “Closing”), Merger Sub I merged with and into Legacy Hyperfine (the “Hyperfine Merger”), with Hyperfine surviving the Hyperfine Merger as a wholly owned subsidiary of HealthCor, and Merger Sub II merged with and into Liminal (the “Liminal Merger”), with Liminal surviving the Liminal Merger as a wholly owned subsidiary of HealthCor. In connection with the Business Combination, HealthCor changed its name to “Hyperfine, Inc.,” Legacy Hyperfine changed its name to “Hyperfine Operations, Inc.” and Liminal changed its name to “Liminal Operations, Inc.” and subsequently to “Liminal Sciences, Inc.” Following the Closing, the Company’s Class A common stock is listed on the Nasdaq Global Market under the symbol “HYPR”. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to Hyperfine, Inc. and its wholly-owned subsidiaries, including Legacy Hyperfine and Liminal, as the case may be.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or our future financial performance regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in Item 1A of Part II of this quarterly report, and in other filings that we make with the Securities and Exchange Commission, or SEC. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$161,580	$188,498
Restricted cash	1,983	2,662
Accounts receivable, less allowance of $80 and $32 as of March 31, 2022 and December 31, 2021, respectively	1,944	553
Unbilled receivables	478	91
Inventory	4,538	4,310
Prepaid expenses and other current assets	3,205	1,357
Due from related parties	1	14
Total current assets	$173,729	$197,485
Property and equipment, net	3,877	3,753
Other long term assets	1,222	1,235
Total assets	$178,828	$202,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,745	$2,248
Deferred grant funding	1,983	2,662
Deferred revenue	973	730
Due to related parties	97	1,981
Accrued expenses and other current liabilities	6,616	8,115
Total current liabilities	$11,414	$15,736
Long term deferred revenue	851	510
Total liabilities	$12,265	$16,246
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Class A Common stock, $.0001 par value; 600,000,000 shares authorized; 55,277,061 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Class B Common stock, $.0001 par value; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	326,651	322,540
Accumulated deficit	(160,095)	(136,320)
Total stockholders' equity	$166,563	$186,227
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$178,828	$202,473

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Sales
Device	$1,192	$169
Service	317	162
Total sales	$1,509	$331
Cost of sales
Device	$1,037	$548
Service	388	60
Total cost of sales	$1,425	$608
Gross margin	84	(277)
Operating Expenses:
Research and development	$8,334	$4,474
General and administrative	11,360	1,858
Sales and marketing	4,161	1,196
Total operating expenses	23,855	7,528
Loss from operations	$(23,771)	$(7,805)
Interest income	$1	$5
Other income (expense), net	(5)	6
Loss before provision for income taxes	$(23,775)	$(7,794)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(23,775)	$(7,794)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.34)	$(4.86)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	70,332,349	1,602,732

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in thousands, except share amounts)

	Hyperfine Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	—	$—	55,277,061	$5	15,055,288	$2	$322,540	$(136,320)	$186,227
Net loss	—	—	—	—	—	—	—	(23,775)	(23,775)
Stock-based compensation expense	—	—	—	—	—	—	4,111	—	4,111
Balance, March 31, 2022	—	$—	55,277,061	$5	15,055,288	$2	$326,651	$(160,095)	$166,563

	Hyperfine Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	95,010,858	$128,286	1,576,137	$—	—	$—	$10,415	$(71,469)	$(61,054)
Net loss	—	—	—	—	—	—	—	(7,794)	(7,794)
Issuance of Series D convertible preferred stock, net of issuance costs	14,171,333	30,461	—	—	—	—	—	—	—
Investment from 4Bionics, LLC	—	—	—	—	—	—	700	—	700
Exercise of stock options	—	—	41,958	—	—	—	49	—	49
Stock-based compensation expense	—	—	—	—	—	—	267	—	267
Balance, March 31, 2021	109,182,191	$158,747	1,618,095	$—	—	$—	$11,431	$(79,263)	$(67,832)

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(23,775)	$(7,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	96
Stock-based compensation expense	4,111	267
Write-down of inventory	—	75
Payments received on net investment in lease	2	3
Changes in assets and liabilities:
Accounts receivable	(1,391)	(467)
Unbilled receivables	(387)	(8)
Inventory	(228)	(672)
Prepaid expenses and other current assets	(1,848)	(326)
Due from related parties	13	882
Prepaid inventory	—	(16)
Other long term assets	11	(7)
Accounts payable	(565)	169
Deferred grant funding	(679)	—
Deferred revenue	584	600
Due to related parties	(1,884)	19
Accrued expenses and other current liabilities	(1,506)	(307)
Net cash used in operating activities	$(27,289)	$(7,486)
Cash flows from investing activities:
Purchases of fixed assets	(308)	(170)
Net cash used in investing activities	$(308)	$(170)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	49
Proceeds from issuance of Series D convertible preferred stock	—	30,468
Stock issuance costs related to Series D convertible preferred stock	—	(7)
Investment from 4Bionics, LLC	—	700
Net cash provided by financing activities	$—	$31,210
Net (decrease) increase in cash and cash equivalents and restricted cash	(27,597)	23,554
Cash, cash equivalents and restricted cash, beginning of period	191,160	64,286
Cash, cash equivalents and restricted cash, end of period	$163,563	$87,840
Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position
Cash and cash equivalents	$161,580	$86,230
Restricted cash	1,983	1,610
Total cash, cash equivalents and restricted cash	$163,563	$87,840
Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$—	$324
Supplemental disclosure of noncash information:
Noncash acquisition of fixed assets	$62	$58
Write-off of notes receivable	$90	$—

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Hyperfine, Inc. (together with its subsidiaries, as applicable, “Hyperfine” or the “Company”), formerly known as HealthCor Catalio Acquisition Corp. (“HealthCor”), was incorporated as a Cayman Islands exempted company on November 18, 2020. The Company’s legal name became Hyperfine, Inc. in connection with the closing (the “Closing”) of the business combination with HealthCor (the “Business Combination”) on December 22, 2021 (the “Closing Date”). In connection with the Closing, Hyperfine, Inc., a Delaware corporation (“Legacy Hyperfine”), and Liminal Sciences, Inc., a Delaware corporation (“Liminal”), merged with and into separate wholly owned subsidiaries of HealthCor and became wholly-owned subsidiaries of the Company (the “Mergers”), and changed their names to Hyperfine Operations, Inc. and Liminal Operations, Inc., respectively. Liminal subsequently changed its name to Liminal Sciences, Inc. The prior period financial information represents the combined financial results of Legacy Hyperfine and Liminal.

The Company is an innovative digital health business with a mission to provide affordable and accessible imaging and monitoring through magnetic resonance imaging ("MRI") to revolutionize healthcare for people around the world. Hyperfine's Swoop® Portable Magnetic Resonance (“MR”) Imaging SystemTM produces high-quality images at a lower magnetic field strength than conventional MRI systems, and can be used by healthcare professionals to make effective clinical diagnoses on a patient in a variety of settings where MRI devices have previously been inaccessible. Hyperfine received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2020 for its Swoop Portable MR Imaging System, which is commercially available in the United States. In 2021, Hyperfine also obtained a Medical Device License issued by Health Canada and expanded into the Canadian market, and also obtained regulatory authorization in New Zealand and Pakistan. All of the Company’s revenue to date has been generated from sales of this machine and related services. Additionally, the Company is in the process of developing a device to non-invasively measure key vital signs in the brain to enable unprecedented access to dramatically improve patient outcomes. The Company is in the early research and development stage of such device and has not generated any revenue to date for it. In addition to Legacy Hyperfine and Liminal, the Company has an indirect wholly-owned subsidiary in the United Kingdom that has not had any significant operations during 2022 and 2021. As of March 31, 2022, the Company had a total of 85 Swoop systems installed including 27 research units which are installed, at no cost to the institutions, to expand clinical use cases.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed combined and consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. All intercompany transactions and balances have been eliminated.

These condensed combined and consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited combined and consolidated financial statements as of and for the years ended December 31, 2021 and 2020. The condensed combined and consolidated balance sheet as of December 31, 2021 included herein was derived from the audited combined and consolidated financial statements as of that date, but does not include all disclosures, including certain notes required by U.S. GAAP, on an annual reporting basis.

In the opinion of management, the accompanying condensed combined and consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2022, or any other period.

Except as described elsewhere in this Note 2 under the heading “Recent Accounting Pronouncements”, there have been no material changes to the Company’s significant accounting policies as described in the audited combined and consolidated financial statements as of December 31, 2021 and 2020.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

COVID-19 Outbreak

The recent outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on the Company’s operating results, financial condition and cash flows. The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on the Company’s operations, particularly as a result of preventive and precautionary measures that the Company, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and the Company expects them to continue to impact, its personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which could disrupt or delay the Company’s receipt of instruments, components and supplies from the third parties the Company relies on to, among other things, produce its products. The COVID-19 pandemic has also had an adverse effect on the Company’s ability to attract, recruit, interview and hire at the pace the Company would typically expect to support its rapidly expanding operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, its economic or other impacts, and the actions taken to contain the COVID-19 pandemic or address its impacts.

In adjusting to the COVID-19 market and manufacturing conditions, the Company did not have to materially adjust its existing resource allocation or its factors of production. The Company has not incurred any significant impairment losses in the carrying values of its assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise its estimates reflected in its condensed combined and consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. At March 31, 2022 and December 31, 2021, substantially all the Company’s cash and cash equivalents were invested at two financial institutions. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

Significant customers are those that represent more than 10% of the Company’s total revenues or gross accounts receivable balances for the periods and as of each balance sheet date presented. For each significant customer, revenue as a percentage of total revenues and gross accounts receivable as a percentage of total gross accounts receivable were as follows:

	Revenue		Accounts receivable
	For the three months ended March 31, 2022	For the three months ended March 31, 2021	As of March 31, 2022	As of December 31, 2021
Customer A	30%	0%	37%	0%
Customer B	11%	0%	1%	0%
Customer C	11%	0%	14%	0%
Customer D	11%	0%	0%	0%
Customer E	11%	0%	5%	0%
Customer F	2%	21%	0%	0%
Customer G	1%	18%	0%	0%
Customer H	0%	17%	2%	0%
Customer I	1%	0%	12%	41%
Customer J	2%	0%	7%	26%
Customer K	1%	0%	1%	24%

The Company utilizes a single exclusive manufacturer for its Swoop MRI scanner. Additionally, the Company purchases raw materials from this manufacturer.

Segment Information

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (“CEO”). Legacy Hyperfine and Liminal represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, such that both are focused upon the development and commercialization of existing and new products and services, Legacy Hyperfine and Liminal are aggregated into one reporting segment. All of the Company’s long-lived assets are located in the United States. Other than $509 of revenue recognized in Canada and Pakistan for the three months ended March 31, 2022, all of the revenues during this period were earned in the United States. Since the Company is aggregated into a single operating segment, all required financial segment information is provided in the condensed combined and consolidated financial statements.

Use of Estimates

The preparation of the condensed combined and consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its condensed combined and consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions included:

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

The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

from those estimates, and any such differences may be material to the Company’s condensed combined and consolidated financial statements.

Recent Accounting Pronouncements

Accounting pronouncements issued but not yet adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize almost all of their leases on the balance sheet by recording a lease liability and corresponding right-of-use assets. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. As per the latest ASU 2020-05 issued by the FASB, entities that have not yet issued or made available for issuance the financial statements as of June 3, 2020 can defer the new guidance for one year. For public entities, this guidance is effective for annual reporting periods beginning January 1, 2020, including interim periods within that annual reporting period. For the Company, this guidance is effective for annual reporting periods beginning January 1, 2022, and interim reporting periods within annual reporting periods beginning January 1, 2023. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on the Company’s condensed combined and consolidated financial statements and does not expect it to be material.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which was subsequently amended in November 2018 through ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses.” ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. ASU No. 2018-19 further clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment from receivables of operating leases should be accounted for in accordance with Topic 842, Leases. As per the latest ASU 2020-02, the FASB deferred the timelines for certain small public and private entities, thus the new guidance will be adopted by the Company for the annual reporting period beginning January 1, 2023, including interim periods within that annual reporting period. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on the Company’s condensed combined and consolidated financial statements and disclosures.

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

		Three Months Ended March 31,
	Pattern of Recognition	2022	2021
Device	Point in time	$1,192	$169
Service	Over time	317	162
Total revenue		$1,509	$331

Contract Balances

Contract balances represent amounts presented in the condensed combined and consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

Company under the contract. These contract balances include trade accounts receivable and deferred revenue. Deferred revenue represents consideration received from customers at the beginning of the subscription period for services that are transferred to the customer over the respective subscription period. The accounts receivable balances represent amounts billed to customers for goods and services where the Company has an unconditional right to payment of the amount billed.

The following table provides information about receivables and deferred revenue from contracts with customers:

	March 31,	December 31,
	2022	2021
Accounts receivable, net	$1,944	$553
Unbilled receivables	478	91
Deferred revenue	973	730
Long term deferred revenue	851	510

The Company recognizes a receivable when it has an unconditional right to payment, and payment terms range from 20 days to 6 months based on the terms agreed upon with the respective customer.

For the three months ended March 31, 2022, revenue is recognized for sales of hardware devices where control of the product transfers to the customer, which is now typically upon shipment of goods.

The amount of revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the deferred revenue balance at the beginning of the period was $203 and $58, respectively.

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under existing lease accounting guidance. The Company records operating lease rental revenue as service revenue on a straight-line basis over the lease term. The Company records revenue from the sale of equipment under sales-type leases as product revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in products net revenue in the condensed combined and consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $198 and $158 as of March 31, 2022 and December 31, 2021, respectively.

Transaction price allocated to remaining performance obligations

As of March 31, 2022 and December 31, 2021, the Company had remaining performance obligations amounting to $3,975 and $2,800, respectively. The Company expects to recognize approximately 39% of its remaining performance obligations as revenue in fiscal year 2022, and an additional 61% in fiscal year 2023 and thereafter.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

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

There were no transfers between fair value measurement levels during the three months ended March 31, 2022 and 2021.

The Company had $41,417 and $48,625 of money market funds included in cash and cash equivalents and restricted cash as of March 31, 2022 and December 31, 2021, respectively. These assets were valued using quoted market prices and accordingly were classified as Level 1.

5. INVENTORIES

A summary of inventories is as follows:

	March 31,	December 31,
	2022	2021
Raw materials	$2,356	$2,355
Finished goods	2,182	1,955
Total inventories	$4,538	$4,310

Manufacturing overhead costs primarily include management’s best estimate and allocation of the labor costs incurred related to acquiring finished goods from the Company’s contract manufacturer. Labor costs include wages, taxes and benefits for employees involved in warehousing, logistics coordination, material sourcing, and production planning activities.

For the three months ended March 31, 2022 and 2021, net realizable value inventory adjustments and excess and obsolete inventory were charges of $0 and $75, respectively, and were recognized in cost of sales.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	March 31,	December 31,
	2022	2021
Laboratory equipment	$1,028	$989
Research devices	1,643	1,422
Sales and marketing devices	669	669
Computer equipment	617	575
Construction in progress	347	341
Tooling	317	302
Trade show assets	271	293
Leased devices	453	396
Other	176	176
	5,521	5,163
Less: Accumulated depreciation and amortization	(1,644)	(1,410)
Property and equipment, net	$3,877	$3,753

Depreciation and amortization expense amounted to $253 and $96 for the three months ended March 31, 2022 and 2021, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Bonus	$2,724	$3,421
Contracted services	1,842	2,711
SPAC bonus and other costs	250	1,071
Legal fees	352	452
Payroll and related benefits	1,321	441
Other	127	19
Total accrued expenses and other current liabilities	$6,616	$8,115

8. EQUITY INCENTIVE PLAN

The Hyperfine 2021 Equity Incentive Plan (the “Hyperfine Plan”) is administered by the Company's board of directors. The board of directors may grant restricted stock units (“RSUs”) and options to purchase shares either as incentive stock options or non-qualified stock options, and other stock-based awards. The option grants are subject to certain terms and conditions, option periods and conditions, exercise rights and privileges as set forth in the Hyperfine Plan.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the three months ended March 31, 2022:

Number of Options
Outstanding at January 1, 2022	7,522,136
Granted	4,231,693
Exercised	—
Forfeited	(271,368)
Outstanding at March 31, 2022	11,482,461

In general, each award will vest based on continued service which is generally over 4 years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted stock unit activity

The following table summarizes the changes in the Company’s outstanding restricted stock units for the three months ended March 31, 2022:

Number of RSUs
Outstanding at January 1, 2022	117,516
Granted	1,660,535
Exercised	—
Forfeited	—
Outstanding at March 31, 2022	1,778,051

Included in the table above are service-based restricted stock units. During the three months ended March 31, 2022, the Company granted 1.7 million service-based awards. Each award will vest based on continued service which is generally over 3-4 years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s Class A common stock.

On April 26, 2022, the Board of Directors approved a grant of 649,350 RSUs to the CEO having an aggregate value of $2,500 and which will be paid in four equal quarterly installments in February, May, August and November 2023.

The following table presents details of stock-based compensation expenses by functional line item noted within the Company's operating expenses:

	Three Months Ended March 31,
	2022	2021
Cost of sales - Device	16	—
Research and development	781	209
Sales and marketing	96	6
General and administrative	3,218	52
	4,111	267

9. NET LOSS PER SHARE

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net Loss	$(23,775)	$(7,794)
Numerator for Basic and Dilutive EPS – Loss available to common stockholders	$(23,775)	$(7,794)
Denominator:
Common Stock	70,332,349	1,602,732
Denominator for Basic and Dilutive EPS - Weighted-average common stock	70,332,349	1,602,732
Basic and dilutive loss per share	$(0.34)	$(4.86)

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

	Three Months Ended March 31,
	2022	2021
Outstanding options to purchase common stock	11,482,461	1,851,656
Outstanding Legacy Hyperfine convertible preferred stock (Series A through D)	—	35,757,168
Outstanding RSUs	1,778,051	—
Earn-Out Shares (1)	10,000,000	—
Total anti-dilutive common equivalent shares	23,260,512	37,608,824

_________________________

(1) The Company will issue to holders of Legacy Hyperfine and Liminal securities as of immediately prior to the effective time of the Mergers, in accordance with their pro rata share, up to 10,000,000 shares of Class A common stock as earn-out consideration (the “Earn-Out Shares”), if at any time during the period between the Closing Date of December 22, 2021 and the third anniversary of the Closing Date (the “Earn-Out Period”), (i) the last share price of the Class A common stock is greater than or equal to $15.00 for any 20 trading days within any 30 consecutive trading day period, or (ii) there is a transaction that will result in shares of Class A common stock being converted or exchanged into the right to receive cash or other consideration having a value greater than or equal to $15.00. During the Earn-Out Period, if there is a transaction (other than for stock splits, stock dividends, special cash dividends, reorganizations, recapitalizations or similar transactions affecting the Class A common stock) that will result in the shares of Class A common stock being converted or exchanged into the right to receive cash or other consideration having a value less than $15.00, then the right to receive Earn-Out Shares will terminate.

10. INCOME TAXES

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

Income taxes for the three months ended March 31, 2022 and 2021 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three months ended March 31, 2022 and 2021. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, research and development credits, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2022 and 2021 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

11. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut which is being leased from an unrelated landlord by 4Catalyzer Corporation, (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis, and no lease agreement was entered into between the parties until June 2021. A total of approximately $30 and $28 was paid during the three months ended March 31, 2022 and 2021, respectively.

Prior to 4Bionics executing a plan of liquidation and dissolution on April 2, 2021, certain expenses incurred at 4Bionics were allocated to its subsidiaries, including Liminal. Expenses that broadly benefited 4Bionics and its subsidiaries were allocated evenly amongst its three subsidiaries. Expenses that were incurred on behalf of the employees of each company were allocated based on each subsidiary’s relative headcount. The method used to allocate common expenses of 4Bionics to Liminal is reasonable. There were no proceeds allocated to Liminal for the three months ended March 31, 2022 and total expenses allocated to Liminal for the three months ended March 31, 2021 were $10.

In January 2018, the Company entered into a Promissory Note (the “Note”) with one of its employees (the “Borrower”) in the amount of $90. The Note bears interest at a rate equal to 1.68% per annum. In accordance with the terms of the Note, since the Borrower remained employed with the Company on the maturity date of January 11, 2022, $90 of the then outstanding principal amount and all interest accrued to that date was forgiven and the Borrower is no longer required to repay the amount.

The Company was a party to an Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4C, the Company and other participant companies controlled by the Rothberg family. Under the ARTSA, the Company and the other participant companies agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which are pre-funded approximately once a quarter. The Company incurred expenses from 4C of $154 and $870 during the three months ended March 31, 2022 and 2021, respectively. There were no amounts advanced to and due from 4C at March 31, 2022 and December 31, 2021. There was also $72 and $1,872 of amounts due to 4C for expenses paid on their behalf at March 31, 2022 and December 31, 2021, respectively. These payables are included in Due to related parties on the condensed combined and consolidated balance sheets. On July 7, 2021, Legacy Hyperfine, Liminal and 4C entered into First Addendums to the ARTSA, pursuant to which Legacy Hyperfine and Liminal each terminated its participation under the ARTSA immediately prior to the Closing. Legacy Hyperfine and Liminal each entered into a Master Services Agreement (the “Master Services Agreements”) with 4C effective as of July 7, 2021 pursuant to which Legacy Hyperfine and Liminal may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

The ARTSA also provided for the participant companies to provide other services to each other. The Company also has transactions with other entities under common ownership, which include payments made to third parties on behalf of the Company. The amounts remaining payable at March 31, 2022 and December 31, 2021 are $25 and $110, respectively, and are included in Due to related parties on the condensed combined and consolidated balance sheets. In addition, the Company has transactions with these other entities under common ownership which include payments made by the Company to third parties on behalf of the other entities and the remaining amounts receivable were $1 and $14 in the aggregate at March 31, 2022 and December 31, 2021, respectively, and are reflected in Due from related parties on the condensed combined and consolidated balance sheets. All amounts are paid or received throughout the year within 30 days after the end of each month.

Legacy Hyperfine and Liminal entered into Technology and Services Exchange Agreements (each, a “TSEA” and collectively, the “TSEA”) with other participant companies controlled by the Rothbergs. A TSEA by and among Butterfly Network, Inc., AI Therapeutics, Inc., Quantum-Si Incorporated, 4Bionics, Tesseract Health, Inc., Detect, Inc. (f/k/a Homodeus Inc.), Legacy Hyperfine and Liminal was signed in November 2020; a TSEA by and among Quantum-Si Incorporated, AI Therapeutics, Inc., 4Bionics, Tesseract Health, Inc., Detect, Inc., Legacy Hyperfine and Liminal was signed in February 2021 (and which Protein Evolution, Inc. joined in August 2021); and a TSEA by and among Legacy Hyperfine, Liminal, AI Therapeutics, Inc., Tesseract Health, Inc. and Detect, Inc. was signed in July 2021 and became effective upon the Closing. Under the TSEA, Legacy Hyperfine, Liminal and other participant companies may, in their discretion, permit the use of non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, by other participant companies. As of March 31, 2022 and December 31, 2021, the Company had transactions with other participant companies and had expenses of $147 and $11, respectively, included in Accounts payable.

12. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2022 and 2021.

During 2020, the Company was awarded a $1,610 grant from the Bill & Melinda Gates Foundation (“BMGF”) for the provision and equipping of 20 sites with the Company’s portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality (the “Project”). During 2021, the Company was awarded an additional $3,300 grant from the BMGF, of which $2,500 was received for the provision and equipping of 5 sites and other related deliverables. In early May 2022, the amount of $450 was received and the remainder of $350 is expected to be received in the second half of 2022. The funds are accounted for as restricted cash with an offset to deferred grant revenue. At March 31, 2022 and December 31, 2021, the Company has $1,983 and $2,662, respectively, of restricted cash on the condensed combined and consolidated balance sheets. Any grant funds, plus any income, that have not been used for, or committed to, the Project must be returned promptly to the BMGF upon expiration of or termination of the agreement. As of March 31, 2022 and December 31, 2021, there were no grant fund amounts that were required to be returned under the terms of the Project.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

The Company has indemnification obligations under some agreements that the Company enters into with other parties in the ordinary course of business, including business partners, investors, contractors, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party against claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in any particular case. That Company has not recorded any liability under such indemnification provisions within our condensed combined and consolidated balance sheets. We are not aware of any claims or other circumstances that would give rise to material payments from us under such indemnification provisions.

The Company agreed to pay $1,000 to a third party service provider if the Companies’ pre-closing equity holders receive any Earn-Out Shares. As the Company has not met the criteria to trigger the earn-out, such payment is not determined to be probable and no liability was recognized within our condensed combined and consolidated balance sheets. See Note 9. Net Loss Per Share, for further information regarding the earn-out criteria.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed combined and consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed combined and consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the combined and consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K filed with the SEC on March 25, 2022. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2021, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Hyperfine, Inc. and its consolidated subsidiaries. The unaudited condensed combined and consolidated financial statements for the three months ended March 31, 2022 and 2021, respectively, present the financial position and results of operations of Hyperfine, Inc. and its wholly owned subsidiaries.

Overview

We are an innovative digital health business with a mission to provide affordable and accessible imaging and monitoring through magnetic resonance imaging (“MRI”) to revolutionize healthcare for people around the world. Our Swoop® Portable Magnetic Resonance (“MR”) Imaging SystemTM(“Swoop”) produces high-quality images at a lower magnetic field strength than conventional MRI systems, and can be used by healthcare professionals to make effective clinical diagnoses on a patient in a variety of settings where MRI devices have previously been inaccessible. The easy-to-use interface and portable design of our Swoop system make it accessible for use anywhere in a hospital, clinic or patient care site. We are working to realize our vision of providing affordable and accessible imaging of health conditions around the world.

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

Legacy Hyperfine received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2020 for its Swoop Portable MR Imaging System, which is commercially available in the United States. In 2021, we obtained a Medical Device License issued by Health Canada and expanded into the Canadian market. We also received regulatory authorization in New Zealand and Pakistan. During the three months ended March 31, 2022, we continue to seek the necessary regulatory authorizations in other major markets, including the United Kingdom, Australia and other countries. We are building our direct commercial infrastructure in the United States and also have plans to sell our products in other countries either through direct sales or through distributors.

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

COVID-19 created multiple commercial challenges in 2020 and 2021 and has continued to do so in 2022. We expect to see restrictions on our salesforce’s ability to visit sites to continue during 2022. Commercially, many hospitals and other healthcare providers decreased spending and limited physical access to facilities, slowing our ability to demonstrate our Swoop device. In addition, many hospitals and other healthcare providers continue to focus their attention on addressing COVID-19, which we believe has resulted in lower sales volume. Trade shows and conferences moved to a virtual platform creating difficulty in demonstrating our device to key stakeholders. We moved to create a product demonstration roadshow using demonstration trucks, but were not able to scale due to truck shortages. It was not uncommon to host virtual product demonstrations with 6-10 physicians, something that would ordinarily not happen or would take many weeks of planning to produce. With physician society conferences offline and slowing our commercial launch, we used the concept of “Demo at Your Door” — providing target customers hands-on device experience at a place of their choosing. Virtual demonstrations, even though they generated a lot of interest in our product, often did not result in sales, and all sales required an in-person product demonstration. As more conferences begin to be held in-person, we expect to improve our ability to provide product demonstrations to potential customers. It is unclear whether or not conferences will have the same in-person attendance as they would have had in the past.

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

Please refer to the section titled, "Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 25, 2022 for more information. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic and actions that may be taken by government authorities across the United States. We will continue to monitor the performance of our business and reassess the impacts of COVID-19.

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

Presented below is a breakout of total Swoop systems installed as of the three months ended March 31, 2022 and 2021:

	TOTAL INSTALLED UNITS
	As of March 31, 2022	As of March 31, 2021
Commercial systems installations	38	9
Grant fulfillment installations	20	2
	58	11
Research units	27	17
Total Installed Units	85	28

Commercial system installations reflect device sales and subscription services through commercial agreements (commercial sales) or through research transfer agreements ("RTA") sales. Commercial sales are made to hospitals and other healthcare providers as direct sales of devices and software subscription services or through subscriptions for the use of the device and software. RTA sales represent the sale of Swoop units for research use purposes. Our revenue for the three months ended March 31, 2022 and 2021 is derived from commercial sales and RTA sales.

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

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Strategic partnerships and accelerated international expansion

We believe that market expansion is a key to our continued growth and the success of our device. In line with our vision to democratize healthcare imaging by providing affordable and accessible imaging of health conditions around the world, we are building an international sales strategy that includes direct sales to customers and sales through distribution partners in target regions. In 2021, we obtained a Medical Device License issued by Health Canada and expanded into the Canadian market. We also received regulatory authorization in New Zealand and Pakistan. During the three months ended March 31, 2022, we are continuing our plans for international commercial expansion into other countries in which we are planning to commercialize our Swoop system including, subject to the regulatory authorization, the United Kingdom and Australia. Through the BMGF partnership, we are deploying Swoop systems in these target areas for research and clinical settings. We expect the utilization of our Swoop systems as part of this program will allow us to begin building relationships across key stakeholders in these countries or regions to better understand and meet required regulatory hurdles in anticipation of filing for regulatory authorization and ultimately expand into clinical use with patients. In addition, we are considering commercial expansion into several of the larger EU countries following our initial international commercial expansion. We believe these countries have the market size, regulatory environment, commercial access, and mature healthcare systems necessary, subject to regulatory authorization, for a successful launch of our Swoop system. We believe our partnership with the BMGF demonstrates our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and remote management of health conditions around the world. Through our engagement with nonprofit organizations, we aim to deploy the Swoop system to low-middle resource settings without readily-accessible MRI technology. During 2020, we were awarded a $1.6 million grant from the BMGF for the provision and equipping of 20 sites with the Hyperfine portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality (the “Project”). During the third quarter of 2021, we were awarded an additional $3.3 million grant, of which $2.5 million was received from the BMGF in September 2021. In early May, 2022, the amount of $0.5 million was received and the remainder is expected to be received in the second half of 2022. Both of the grants are designed to support the deployment of a total of 25 Swoop devices and other services to investigators, which commenced in the spring of 2021, and are expected to fund the program for approximately two years. At March 31, 2022, 20 Swoop system units were provisioned and delivered to BMGF. These grants are designed to provide data to validate the use of our Swoop system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury.

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

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2022 and 2021. Our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 to our condensed combined and consolidated financial statements included in this report.

	Three Months Ended March 31,		Change
($ Amounts in thousands)	2022	2021	%
Sales
Device	$1,192	$169	605.3%
Service	317	162	95.7%
Total sales	$1,509	$331	355.9%
Cost of Sales
Device	$1,037	$548	89.2%
Service	388	60	546.7%
Cost of sales	$1,425	$608	134.4%
Gross margin	84	(277)	NM
Operating expenses:
Research and development	$8,334	$4,474	86.3%
General and administrative	11,360	1,858	511.4%
Sales and marketing	4,161	1,196	247.9%
Total operating expenses	23,855	7,528	216.9%
Loss from operations	$(23,771)	$(7,805)	204.6%
Interest income	$1	$5	(80.0)%
Other expense, net	(5)	6	(183.3)%
Loss before provision for income taxes	$(23,775)	$(7,794)	205.0%
Provision for income taxes	—	—
Net loss and comprehensive loss	$(23,775)	$(7,794)	205.0%

Comparison of the Three Months Ended March 31, 2022 and 2021 ($ Amounts in thousands)

Sales

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Device	$1,192	$169	$1,023	605.3%
Service	317	162	155	95.7%
Total sales	$1,509	$331	$1,178	355.9%

Total sales increased by $1.2 million, or 355.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Device sales increased by $1.0 million, or 605.3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was driven by an increase in the volume of device sales. In the first quarter of 2022, we have taken a pricing action by increasing the price of the device while lowering the price of the annual subscription. In addition, revenue is now typically recognized for sales of hardware devices where control of the product transfers to the customer upon shipment of goods. This pricing action resulted in higher device revenue per unit and lower service revenue per unit for sales under the subscription plus ownership model.

Service sales increased by $0.2 million, or 95.7%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was driven by an increase in the volume of devices installed as generally all commercial systems installations generate service revenue. Service sales revenue is generally recognized over time as we are providing the customer with ongoing access to our resources throughout the subscription period. This type of revenue is recurring in nature and we expect will continue to grow as more devices are sold.

Cost of sales

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Device	$1,037	$548	$489	89.2%
Service	388	60	328	546.7%
Total cost of sales	$1,425	$608	$817	134.4%

Total cost of sales increased by $0.8 million, or 134.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Cost of device sales increased by $0.5 million, or 89.2%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was driven primarily by third party manufacturing costs as a result of increased volume of products sold. The increase is comprised of a $0.3 million increase in product hardware costs and $0.2 million increase in labor cost as a result of an increase in the volume of products sold.

Cost of service sales increased by $0.3 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was driven primarily by an increase of $0.3 million in internal overheads and labor costs.

Research and development

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Research and development	$8,334	$4,474	$3,860	86.3%

Research and development expenses increased by $3.9 million, or 86.3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was driven primarily by an increase in personnel related costs of $3.5 million as a result of increased headcount, an increase in stock-based compensation expense of $0.6 million due to stock option and restricted stock unit awards being granted and achieved in connection with the closing of the Business Combination, an increase in professional services of $0.3 million and an increase in depreciation and other facilities expenses of $0.3 million, partially offset by a decrease in non-recurring engineering cost of $0.8 million.

General and administrative

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
General and administrative	$11,360	$1,858	$9,502	511.4%

General and administrative expenses increased by $9.5 million, or 511.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was driven primarily by an increase in personnel related costs of $3.2 million as a result of increased headcount, an increase in stock-based compensation expense of $3.2 million due to stock option and restricted stock unit awards being granted and achieved in connection with the closing of the Business Combination, an increase in professional services of $1.2 million, an increase in insurance cost of $0.8 million, an increase of $0.5 million of technology related costs, an increase in legal costs of $0.3 million and an increase in travel expense of $0.1 million.

Sales and marketing

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Sales and marketing	$4,161	$1,196	$2,965	247.9%

Sales and marketing expenses increased by $3.0 million, or 247.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was driven primarily by an increase in personnel related expenses of $1.9 million due to increased headcount, an increase in stock-based compensation expense of $0.1 million due to stock option and restricted stock unit awards being granted and achieved in connection with the closing of the Business Combination, an increase in product advertising and marketing expenses of $0.6 million, an increase in travel expense of $0.2 million and an increase in professional and other outside services of $0.1 million.

Interest income

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Interest income	$1	$5	$(4)	(80.0)%

Interest income decreased by less than $4 thousand for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The slight decrease was driven primarily by lower money market balances and lower interest rate during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Other income (expense), net

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Other income (expense), net	$(5)	$6	$(11)	(183.3)%

Other income (expense), net had an unfavorable decrease in other income by $11 thousand for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This unfavorable decrease in other income was driven primarily by realized gains on foreign currencies.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common and preferred stock. We have incurred significant cash burn and recurring net losses, which includes a net loss of $23.8 million for the three months ended March 31, 2022, and an accumulated deficit of $160.1 million as of March 31, 2022. In addition, on December 22, 2021, we completed the Business Combination with HealthCor, and as a result we received gross proceeds of approximately $162.1 million and net proceeds of approximately $141.5 million. As of March 31, 2022, we had cash and cash equivalents of $161.6 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur a significant cash burn and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

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

Our future cash requirements will depend on many factors, including market acceptance of our products, the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; our ability to enter into and maintain collaborations; the cost and timing of potential future regulatory clearances or approvals for our products; and the effect of competing technological and market developments. We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have or are not able to obtain sufficient funds, we may have to delay development or commercialization of our products. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

Cash

As of March 31, 2022, we had cash and cash equivalents of $161.6 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, international expansion, and regulatory costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash used in operating activities	$(27,289)	$(7,486)
Net cash used in investing activities	(308)	(170)
Net cash provided by financing activities	—	31,210
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(27,597)	$23,554

Net cash used in operating activities

For the three months ended March 31, 2022, net cash used in operating activities of $27.3 million was due primarily to a net loss of $23.8 million and changes in operating assets and liabilities of $7.9 million, partially offset by non-cash items of $4.4 million. Non-cash items were primarily stock-based compensation expense of $4.1 million and depreciation and amortization expense of $0.3 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts receivable and unbilled receivables of $1.8 million, an increase in prepaid expenses and other current assets of $1.8 million, a decrease in due to related parties of $1.9 million, a decrease in accrued expense and other current liabilities of $1.5 million, a decrease in deferred grant funding of $0.7 million and an increase in inventory of $0.2 million.

For the three months ended March 31, 2021, net cash used in operating activities of $7.5 million was due primarily to a net loss of $7.8 million and changes in operating assets and liabilities of $0.1 million, offset by non-cash items of $0.4 million. Non-cash items were primarily stock-based compensation expense of $0.3 million. Changes in operating assets and liabilities were driven primarily by an increase in inventory of $0.7 million and an increase in accounts receivable of $0.5 million, partially offset by a decrease in due from related parties of $0.9 million.

Net cash used for investing activities

For the three months ended March 31, 2022, net cash used in investing activities of $0.3 million was from fixed assets purchased.

For the three months ended March 31, 2021, net cash used in investing activities of $0.2 million was from fixed assets purchased.

Net cash provided by financing activities

For the three months ended March 31, 2022, no activities were recorded in financing activities.

For the three months ended March 31, 2021, net cash provided by financing activities of $31.2 million was primarily due to proceeds from issuance of Series D convertible preferred stock of $30.5 million and investment from 4Bionics, LLC of $0.7 million.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2022 and 2021.

In April 2020, we received a $1.6 million grant from the BMGF for the provision and equipping of 20 sites with our portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. During the third quarter of 2021, we were awarded an additional $3.3 million grant, of which $2.5 million was received from the BMGF in September 2021. Refer to Note 12 in the notes to our condensed combined and consolidated financial statements for the three months ended March 31, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the BMGF grant. Any grant funds, plus any income, that have not been used for, or committed to, the Project must be returned promptly to BMGF upon expiration of or termination of the agreement. Both of the grants are designed to support the deployment of a total of 25 Swoop devices and other services to investigators, which commenced in the spring of 2021, and is expected to fund the program for approximately two years. At March 31, 2022, 20 Swoop system units and 10 baby cradles were provisioned and delivered to BMGF. These grants are designed to provide data to validate the use of our Swoop system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury.

We had no other significant contractual obligations as of March 31, 2022.

For information on contingencies, refer to Note 12 in the notes to our condensed combined and consolidated financial statements for three months ended March 31, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed combined and consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed combined and consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed combined and consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as described in Note 2 “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, to our condensed combined and consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 25, 2022.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed combined and consolidated financial statements and notes thereto for the three months ended March 31, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Our cash equivalents as of March 31, 2022 consisted of $41.4 million in money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our cash flows or operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, solely due to the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we have identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

Notwithstanding these material weaknesses, management has concluded that our unaudited condensed combined and consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

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

Changes in Internal Control Over Financial Reporting

Other than the changes made to remediate the material weakness described above, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 25, 2022 (the “2021 Annual Report on Form 10-K”). There have been no material changes to the risk factors described in the 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1

Amended and Restated Registration Rights Agreement, dated as of December 22, 2021, by and among Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.), HC Sponsor LLC and certain other security holders

X
10.2+	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan		Form S-8 (Exhibit 99.3)	3/28/2022	333-263897
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+ Management contract or compensatory plan or arrangement.

* The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hyperfine, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFINE, INC.
Date: May 12, 2022	By: /s/ Dave Scott
Dave Scott
President and Chief Executive Officer

Date: May 12, 2022	By: /s/ Alok Gupta
Alok Gupta
Chief Financial Officer