Form 10-Q
period 2022-06-30
Hyperfine, Inc.
filed 2022-08-11
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 1, 2022, the registrant had 55,405,246 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or our future financial performance regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of our management team. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
the size and growth potential of the markets for our products and services, and the ability of our products and services to serve those markets, either alone or in partnership with others;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145,104	$188,498
Restricted cash	1,604	2,662
Accounts receivable, less allowance of $151 and $32 as of June 30, 2022 and December 31, 2021, respectively	1,987	553
Unbilled receivables	1,118	91
Inventory	4,646	4,310
Prepaid expenses and other current assets	2,570	1,357
Due from related parties	2	14
Total current assets	$157,031	$197,485
Property and equipment, net	3,498	3,753
Other long term assets	1,179	1,235
Total assets	$161,708	$202,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,697	$2,248
Deferred grant funding	1,604	2,662
Deferred revenue	964	730
Due to related parties	81	1,981
Accrued expenses and other current liabilities	6,109	8,115
Total current liabilities	$10,455	$15,736
Long term deferred revenue	745	510
Total liabilities	$11,200	$16,246
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Class A Common stock, $.0001 par value; 600,000,000 shares authorized; 55,312,656 and 55,277,061 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5	5
Class B Common stock, $.0001 par value; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	333,755	322,540
Accumulated deficit	(183,254)	(136,320)
Total stockholders' equity	$150,508	$186,227
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$161,708	$202,473

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales
Device	$1,168	$152	$2,360	$321
Service	365	206	682	368
Total sales	$1,533	$358	$3,042	$689
Cost of sales
Device	$1,259	$364	$2,296	$912
Service	439	93	827	153
Total cost of sales	$1,698	$457	$3,123	$1,065
Gross margin	(165)	(99)	(81)	(376)
Operating Expenses:
Research and development	$7,265	$6,037	$15,599	$10,511
General and administrative	12,012	6,663	23,372	8,521
Sales and marketing	3,750	1,787	7,911	2,983
Total operating expenses	23,027	14,487	46,882	22,015
Loss from operations	$(23,192)	$(14,586)	$(46,963)	$(22,391)
Interest income	$32	$5	$33	$10
Other income (expense), net	1	1	(4)	7
Loss before provision for income taxes	$(23,159)	$(14,580)	$(46,934)	$(22,374)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(23,159)	$(14,580)	$(46,934)	$(22,374)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.33)	$(8.80)	$(0.67)	$(13.72)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	70,350,178	1,657,345	70,341,411	1,630,190

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in thousands, except share amounts)

	Hyperfine Convertible Preferred Stock		Liminal Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	—	$—	—	$—	55,277,061	$5	15,055,288	$2	$322,540	$(136,320)	$186,227
Net loss	—	—	—	—	—	—	—	—	—	(23,775)	(23,775)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,111	—	4,111
Balance, March 31, 2022	—	$—	—	$—	55,277,061	$5	15,055,288	$2	$326,651	$(160,095)	$166,563
Net loss	—	—	—	—	—	—	—	—	—	(23,159)	(23,159)
Issuance of restricted stock	—	—	—	—	19,220	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	16,375	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,102	—	7,102
Balance, June 30, 2022	—	$—	—	$—	55,312,656	$5	15,055,288	$2	$333,755	$(183,254)	$150,508

	Hyperfine Convertible Preferred Stock		Liminal Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	95,010,858	$128,286	—	$—	1,576,137	$—	—	$—	$10,415	$(71,469)	$(61,054)
Net loss	—	—	—	—	—	—	—	—	—	(7,794)	(7,794)
Issuance of Series D convertible preferred stock, net of issuance costs	14,171,333	30,461	—	—	—	—	—	—	—	—	—
Investment from 4Bionics, LLC	—	—	—	—	—	—	—	—	700	—	700
Exercise of stock options	—	—	—	—	41,958	—	—	—	49	—	49
Stock-based compensation expense	—	—	—	—	—	—	—	—	267	—	267
Balance, March 31, 2021	109,182,191	$158,747	—	$—	1,618,095	$—	—	$—	$11,431	$(79,263)	$(67,832)
Net loss	—	—	—	—	—	—	—	—	—	(14,580)	(14,580)
Investment from 4Bionics, LLC	—	—	—	—	—	—	—	—	2,816	—	2,816
Conversion of Liminal Common stock	—	—	57,500,000	9,350	(180)	—			(9,350)		(9,350)
Exercise of stock options	—	—	—	—	70,932	—	—	—	149	—	149
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,489	—	1,489
Balance, June 30, 2021	109,182,191	$158,747	57,500,000	$9,350	1,688,847	$—	—	$—	$6,535	$(93,843)	$(87,308)

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(46,934)	$(22,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	516	218
Stock-based compensation expense	11,213	1,756
Write-down of inventory	—	33
Payments received on net investment in lease	4	5
Changes in assets and liabilities:
Accounts receivable	(1,434)	(263)
Unbilled receivables	(1,027)	(39)
Inventory	(336)	(449)
Prepaid expenses and other current assets	(1,213)	(357)
Due from related parties	12	1,279
Other assets - related party	—	193
Other long term assets	52	(20)
Accounts payable	(551)	196
Deferred grant funding	(1,058)	(322)
Deferred revenue	469	554
Due to related parties	(1,900)	(50)
Accrued expenses and other current liabilities	(2,013)	536
Net cash used in operating activities	$(44,200)	$(19,104)
Cash flows from investing activities:
Purchases of fixed assets	(254)	(675)
Net cash used in investing activities	$(254)	$(675)
Cash flows from financing activities:
Proceeds from exercise of stock options	2	198
Proceeds from issuance of Series D convertible preferred stock	—	30,468
Stock issuance costs related to Series D convertible preferred stock	—	(7)
Investment from 4Bionics, LLC	—	3,516
Net cash provided by financing activities	$2	$34,175
Net (decrease) increase in cash and cash equivalents and restricted cash	(44,452)	14,396
Cash, cash equivalents and restricted cash, beginning of period	191,160	64,286
Cash, cash equivalents and restricted cash, end of period	$146,708	$78,682
Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position
Cash and cash equivalents	$145,104	$77,394
Restricted cash	1,604	1,288
Total cash, cash equivalents and restricted cash	$146,708	$78,682
Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$—	$324
Supplemental disclosure of noncash information:
Write-off of notes receivable	$90	$—

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

These condensed combined and consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited combined and consolidated financial statements as of and for the years ended December 31, 2021 and 2020. The condensed combined and consolidated balance sheet as of December 31, 2021 included herein was derived from the audited combined and consolidated financial statements as of that date.

In the opinion of management, the accompanying condensed combined and consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2022, or any other period.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

COVID-19 Outbreak

The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the United States and global economies and created uncertainty regarding potential impacts on the Company’s operating results, financial condition and cash flows. The COVID-19 pandemic had, and is expected to continue to have, an adverse impact on the Company’s operations, particularly as a result of preventive and precautionary measures that the Company, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and the Company expects them to continue to impact, its personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt or delay the Company’s receipt of instruments, components and supplies from the third parties the Company relies on to, among other things, produce its existing products and products currently under development. The COVID-19 pandemic has also had an adverse effect on the Company’s ability to attract, recruit, interview and hire at the pace the Company would typically expect to support its rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to the Company’s business and operations, such as additional workplace safety measures, the Company’s product development plans may be delayed, and the Company may incur further costs in bringing its business and operations into compliance with changing or new laws, regulations, and policies. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impacts.

The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or address its impact and the economic impact on local, regional, national and international markets as well as other changes in macroeconomic factors. The COVID-19 pandemic and related economic disruptions have not had a material adverse impact on the Company’s operations to date. While the Company is unable to predict the full impact that the COVID-19 pandemic will have on the Company’s future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic and the actions that may be taken by government authorities across the United States and elsewhere, adverse changes in macroeconomic conditions, if sustained or recurrent, could result in significant changes in costs going forward and could have a material adverse effect on the Company’s operating results, financial condition, and cash flows.

The Company has not incurred any significant impairment losses in the carrying values of the Company’s assets as a result of the COVID-19 pandemic and is not aware of any specific related event or circumstance that would require the Company to revise its estimates reflected in its condensed combined and consolidated financial statements.

Segment Information

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (“CEO”). Legacy Hyperfine and Liminal represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, such that both are focused upon the development and commercialization of existing and new products and services, Legacy Hyperfine and Liminal are aggregated into one reporting segment. All of the Company’s long-lived assets are located in the United States. Other than $561 and $1,070 of revenue recognized in non-U.S. countries for the three months and six months ended June 30, 2022, respectively, all of the revenues during this period were earned in the United States. Since the Company is aggregated into a single reportable segment, all required financial segment information is provided in the condensed combined and consolidated financial statements.

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

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

		Three Months Ended June 30,		Six Months Ended June 30,
	Pattern of Recognition	2022	2021	2022	2021
Device	Point in time	$1,168	$152	$2,360	$321
Service	Over time	365	206	682	368
Total revenue		$1,533	$358	$3,042	$689

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

The following table provides information about receivables and deferred revenue from contracts with customers:

	June 30, 2022	December 31, 2021
Accounts receivable, net	$1,987	$553
Unbilled receivables	1,118	91
Deferred revenue	964	730
Long term deferred revenue	745	510

The Company recognizes a receivable when it has an unconditional right to payment, and payment terms range from 20 days to 6 months based on the terms agreed upon with the respective customer.

For the three and six months ended June 30, 2022, revenue is recognized for sales of hardware devices where control of the product transfers to the customer, which is now typically upon shipment of goods.

The amount of revenue recognized during the three and six months ended June 30, 2022 that was included in the deferred revenue balance at the beginning of the period was $180 and $383, respectively.

The amount of revenue recognized during the three and six months ended June 30, 2021 that was included in the deferred revenue balance at the beginning of the period was $56 and $114, respectively.

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under existing lease accounting guidance. The Company records operating lease rental revenue as service revenue on a straight-line basis over the lease term. The Company records revenue from the sale of equipment under sales-type leases as product revenue in an amount equal to the present value of minimum lease

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

payments at the inception of the lease. Sales-type leases also produce financing income, which is included in device sales in the condensed combined and consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $210 and $158 as of June 30, 2022 and December 31, 2021, respectively.

Transaction price allocated to remaining performance obligations

As of June 30, 2022 and December 31, 2021, the Company had remaining performance obligations amounting to $3,924 and $2,800, respectively. The Company expects to recognize approximately 22% of its remaining performance obligations as revenue in fiscal year 2022, and an additional 78% in fiscal year 2023 and thereafter.

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

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates their fair values due to the short-term or on demand nature of these instruments.

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2022 and 2021.

The Company had $38,649 and $48,625 of money market funds included in cash and cash equivalents and restricted cash as of June 30, 2022 and December 31, 2021, respectively. These assets were valued using quoted market prices and accordingly were classified as Level 1.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

5. INVENTORIES

A summary of inventories is as follows:

	June 30, 2022	December 31, 2021
Raw materials	$2,366	$2,355
Finished goods	2,280	1,955
Total inventories	$4,646	$4,310

Manufacturing overhead costs primarily include management’s best estimate and allocation of the labor costs incurred related to acquiring finished goods from the Company’s contract manufacturer. Labor costs include wages, taxes and benefits for employees involved in warehousing, logistics coordination, material sourcing, and production planning activities.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	June 30, 2022	December 31, 2021
Laboratory equipment	$1,021	$989
Research devices	1,478	1,422
Sales and marketing devices	524	669
Computer equipment	662	575
Construction in progress	343	341
Tooling	372	302
Trade show assets	271	293
Leased devices	453	396
Other	270	176
	5,394	5,163
Less: Accumulated depreciation and amortization	(1,896)	(1,410)
Property and equipment, net	$3,498	$3,753

Depreciation expense amounted to $263 and $516 for the three and six months ended June 30, 2022, respectively. Depreciation expense amounted to $122 and $218 for the three and six months ended June 30, 2021, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Bonus	$2,986	$3,421
Contracted services	857	2,711
SPAC bonus and other costs	—	1,071
Legal fees	170	452
Payroll and related benefits	2,031	441
Other	65	19
Total accrued expenses and other current liabilities	$6,109	$8,115

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

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the three and six months ended June 30, 2022:

Number of Options
Outstanding at January 1, 2022	7,522,136
Granted	4,231,693
Exercised	—
Forfeited	(271,368)
Outstanding at March 31, 2022	11,482,461
Granted	699,170
Exercised	(16,375)
Forfeited	(383,090)
Outstanding at June 30, 2022	11,782,166

In general, each award will vest based on continued service which is generally over 4 years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted stock unit activity

The following table summarizes the changes in the Company’s outstanding restricted stock units for the three and six months ended June 30, 2022:

Number of RSUs
Outstanding at January 1, 2022	117,516
Granted	1,660,535
Vested	—
Forfeited	—
Outstanding at March 31, 2022	1,778,051
Granted	742,900
Vested	(19,220)
Forfeited	(115,084)
Outstanding at June 30, 2022	2,386,647

Included in the table above are service-based restricted stock units. During the three and six months ended June 30, 2022, the Company granted 0.7 million and 2.4 million service-based awards, respectively, of which 0.6 million related to awards associated with the Company’s CEO RSUs awarded on April 26, 2022. Each award will vest based on continued service, which is generally over 3-4 years except for the CEO RSUs awarded on April 26, 2022, which do not include a service condition. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s Class A common stock.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

On June 27, 2022, Dave Scott delivered his resignation as the Company’s President, Chief Executive Officer and member of the Board of Directors, effective as July 29, 2022. Pursuant to the terms of the Restricted Stock Unit Award Grant Notice and Agreement dated April 26, 2022 with Mr. Scott under the Hyperfine Plan, the 649,350 RSUs awarded on April 26, 2022 will continue to remain outstanding until paid in accordance with the schedule set forth in the grant notice. All other equity awards held by Mr. Scott will cease to vest as of the resignation date of July 29, 2022, all unvested RSUs and unvested options were immediately forfeited in accordance with the Hyperfine Plan and the applicable award agreement, and any vested options may be exercised in accordance with the Hyperfine Plan and the applicable award agreement.

The following table presents details of stock-based compensation expenses by functional line item noted within the Company's operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$35	$—	$51	$—
Research and development	731	413	1,512	622
Sales and marketing	116	31	212	37
General and administrative	6,220	1,045	9,438	1,097
	$7,102	$1,489	$11,213	$1,756

9. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all common equivalent shares of the Company, including convertible preferred stock, outstanding stock options, RSUs and Earn-Out Shares (defined below), to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common equivalent shares of the Company outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net Loss	$(23,159)	$(14,580)	$(46,934)	$(22,374)
Numerator for Basic and Dilutive EPS – Loss available to common stockholders	$(23,159)	$(14,580)	$(46,934)	$(22,374)
Denominator:
Common Stock	70,350,178	1,657,345	70,341,411	1,630,190
Denominator for Basic and Dilutive EPS - Weighted-average common stock	70,350,178	1,657,345	70,341,411	1,630,190
Basic and dilutive net loss per share	$(0.33)	$(8.80)	$(0.67)	$(13.72)

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

Since the Company was in a net loss position for all periods presented, the basic net loss per share calculation excludes preferred stock as it does not participate in net losses of the Company. Additionally, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding options to purchase common stock	11,782,166	8,426,884	11,782,166	8,426,884
Outstanding Legacy Hyperfine convertible preferred stock (Series A through D)	—	46,084,168		46,084,168
Outstanding RSUs	2,386,647	—	2,386,647	—
Earn-Out Shares (1)	9,979,903	—	9,979,903	—
Total anti-dilutive common equivalent shares	24,148,716	54,511,052	24,148,716	54,511,052

_________________________

(1) The Company will issue to holders of Legacy Hyperfine and Liminal securities as of immediately prior to the effective time of the Mergers, in accordance with their pro rata share, up to 10,000,000 shares of Class A common stock as earn-out consideration (the “Earn-Out Shares”) net of forfeitures, if at any time during the period between the Closing Date of December 22, 2021 and the third anniversary of the Closing Date (the “Earn-Out Period”), (i) the last share price of the Class A common stock is greater than or equal to $15.00 for any 20 trading days within any 30 consecutive trading day period, or (ii) there is a transaction that will result in shares of Class A common stock being converted or exchanged into the right to receive cash or other consideration having a value greater than or equal to $15.00. During the Earn-Out Period, if there is a transaction (other than for stock splits, stock dividends, special cash dividends, reorganizations, recapitalizations or similar transactions affecting the Class A common stock) that will result in the shares of Class A common stock being converted or exchanged into the right to receive cash or other consideration having a value less than $15.00, then the right to receive Earn-Out Shares will terminate.

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

Income taxes for the three and six months ended June 30, 2022 and 2021 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three and six months ended June 30, 2022 and 2021. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, research and development credits, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2022 and 2021 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

11. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut which is being leased from an unrelated landlord by 4Catalyzer Corporation (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis, and no lease agreement was entered into between the parties until June 2021. A total of

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

approximately $67 and $97 was paid during the three and six months ended June 30, 2022, respectively, and a total of approximately $57 and $85 was paid during the three and six months ended June 30, 2021, respectively.

Prior to 4Bionics executing a plan of liquidation and dissolution on April 2, 2021, certain expenses incurred at 4Bionics were allocated to its subsidiaries, including Liminal. Expenses that broadly benefited 4Bionics and its subsidiaries were allocated evenly amongst its three subsidiaries. Expenses that were incurred on behalf of the employees of each company were allocated based on each subsidiary’s relative headcount. The method used to allocate common expenses of 4Bionics to Liminal is reasonable. Total expenses allocated to Liminal for the three and six months ended June 30, 2021 were $10.

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

The Company was a party to an Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4C, the Company and other participant companies controlled by the Rothberg family. Under the ARTSA, the Company and the other participant companies agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which are pre-funded approximately once a quarter. The Company recorded a net credit to expenses from 4C of $198 and $44 during the three and six months ended June 30, 2022, respectively. The Company incurred expenses from 4C of $1,100 and $1,970 during the three and six months ended June 30, 2021, respectively. There were no amounts advanced to and due from 4C at June 30, 2022 and December 31, 2021. There was also $60 and $1,872 of amounts due to 4C for expenses paid on the Company's behalf at June 30, 2022 and December 31, 2021, respectively. These payables are included in Due to related parties on the condensed combined and consolidated balance sheets. On July 7, 2021, Legacy Hyperfine, Liminal and 4C entered into First Addendums to the ARTSA, pursuant to which Legacy Hyperfine and Liminal each terminated its participation under the ARTSA immediately prior to the Closing. Legacy Hyperfine and Liminal each entered into a Master Services Agreement with 4C effective as of July 7, 2021 pursuant to which Legacy Hyperfine and Liminal may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided.

The ARTSA also provided for the participant companies to provide other services to each other. The Company also has transactions with other entities under common ownership, which include payments made to third parties on behalf of the Company. The amounts remaining payable at June 30, 2022 and December 31, 2021 are $21 and $110, respectively, and are included in Due to related parties on the condensed combined and consolidated balance sheets. In addition, the Company has transactions with these other entities under common ownership which include payments made by the Company to third parties on behalf of the other entities and the remaining amounts receivable were $1 and $14 in the aggregate at June 30, 2022 and December 31, 2021, respectively, and are reflected in Due from related parties on the condensed combined and consolidated balance sheets. All amounts are paid or received throughout the year within 30 days after the end of each month.

Legacy Hyperfine and Liminal entered into Technology and Services Exchange Agreements (each, a “TSEA” and collectively, the “TSEA”) with other participant companies controlled by the Rothbergs. A TSEA by and among Butterfly Network, Inc., AI Therapeutics, Inc., Quantum-Si Incorporated, 4Bionics, Tesseract Health, Inc., Detect, Inc. (f/k/a Homodeus Inc.), Legacy Hyperfine and Liminal was signed in November 2020; a TSEA by and among Quantum-Si Incorporated, AI Therapeutics, Inc., 4Bionics, Tesseract Health, Inc., Detect, Inc., Legacy Hyperfine and Liminal was signed in February 2021 (and which Protein Evolution, Inc. joined in August 2021); and a TSEA by and among Legacy Hyperfine, Liminal, AI Therapeutics, Inc., Tesseract Health, Inc. and Detect, Inc. was signed in July 2021 and became effective upon the Closing. Under the TSEA, Legacy Hyperfine, Liminal and other

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

participant companies may, in their discretion, permit the use of non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, by other participant companies. As of June 30, 2022 and December 31, 2021, the Company had transactions with other participant companies and had expenses of $83 and $11, respectively, included in Accounts payable.

12. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and six months ended June 30, 2022 and 2021.

During 2020, the Company was awarded a $1,610 grant from the Bill & Melinda Gates Foundation (“BMGF”) for the provision and equipping of 20 sites with the Company’s portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality (the “Project”). During 2021, the Company was awarded an additional $3,300 grant from the BMGF, of which $2,500 was received for the provision and equipping of 5 sites and other related deliverables. As of June 30, 2022, the amount of $800 was received. The funds are accounted for as restricted cash with an offset to deferred grant revenue. At June 30, 2022 and December 31, 2021, the Company has $1,604 and $2,662, respectively, of restricted cash on the condensed combined and consolidated balance sheets. Any grant funds, plus any income, that have not been used for, or committed to, the Project must be returned promptly to the BMGF upon expiration of or termination of the agreement. As of June 30, 2022 and December 31, 2021, there were no grant fund amounts that were required to be returned under the terms of the Project.

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

The Company has indemnification obligations under some agreements that the Company enters into with other parties in the ordinary course of business, including business partners, investors, contractors, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party against claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in any particular case. That Company has not recorded any liability under such indemnification provisions within its condensed combined and consolidated balance sheets. The Company is not aware of any claims or other circumstances that would give rise to material payments from the Company under such indemnification provisions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed combined and consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed combined and consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the combined and consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K filed with the SEC on March 25, 2022. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2021, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Hyperfine, Inc. and its consolidated subsidiaries. The unaudited condensed combined and consolidated financial statements for the three and six months ended June 30, 2022 and 2021, respectively, present the financial position and results of operations of Hyperfine, Inc. and its wholly owned subsidiaries.

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

Legacy Hyperfine received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2020 for its Swoop Portable MR Imaging System, which is commercially available in the United States. In 2021, we obtained a Medical Device License issued by Health Canada and expanded into the Canadian market. We also received regulatory authorization in New Zealand and Pakistan. During the three and six months ended June 30, 2022, we continue to seek the necessary regulatory authorizations in other major markets, including the United Kingdom,

Australia and other countries. We are building our direct commercial infrastructure in the United States and also have plans to sell our products in other countries either through direct sales or through distributors.

COVID-19

In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. We continue to closely monitor the recent COVID-19 developments, including the lifting of COVID-19 safety measures, the drop in COVID-19 vaccination rates, the implementation of, and reaction to, vaccine mandates, the spread of new strains or variants of the coronavirus, and supply chain and labor shortages. The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations.

COVID-19 created multiple commercial challenges in 2020 and 2021 and has continued to do so in 2022. We experienced restrictions on our salesforce’s ability to visit sites during the first six months of 2022. Commercially, many hospitals and other healthcare providers decreased spending and limited physical access to facilities, slowing our ability to demonstrate our Swoop device. In addition, many hospitals and other healthcare providers continue to focus their attention on addressing COVID-19, which we believe has resulted in lower sales volume. Trade shows and conferences moved to a virtual platform creating difficulty in demonstrating our device to key stakeholders. We moved to create a product demonstration roadshow using demonstration trucks, but were not able to scale due to truck shortages. It was not uncommon to host virtual product demonstrations with 6-10 physicians, something that would ordinarily not happen or would take many weeks of planning to produce. With physician society conferences offline and slowing our commercial launch, we used the concept of “Demo at Your Door” — providing target customers hands-on device experience at a place of their choosing. Virtual demonstrations, even though they generated a lot of interest in our product, often did not result in sales, and all sales required an in-person product demonstration. As more conferences begin to be held in-person, we expect to improve our ability to provide product demonstrations to potential customers. It is unclear whether or not conferences will have the same in-person attendance as they would have had in the past.

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

Please refer to the section titled, "Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 25, 2022 for more information. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic and actions that may be taken by government authorities across the United States and elsewhere. We will continue to monitor the performance of our business and reassess the impacts of COVID-19.

Key Performance Metrics

We review the key performance measures discussed below to evaluate the business and measure performance, identify trends, formulate plans and make strategic decisions.

Installed Base

The Swoop total installed base consists of three components, discussed in further detail below: Commercial system installations (which make up total revenue), grant fulfillment installations, and research unit installations. The Swoop total installed base (or total installed units) is the number of Swoop devices deployed to hospitals, other healthcare providers, and research institutions. We view the total installed base as a key metric of the growth of our business and is measured from period over period. As of June 30, 2022, the Company had a total of 92 Swoop systems installed including 25 research units which are installed, at no cost to the institutions, to expand clinical use cases.

Presented below is a breakout of total Swoop systems installed as of the six months ended June 30, 2022 and 2021:

	TOTAL INSTALLED UNITS
	As of June 30, 2022	As of June 30, 2021
Commercial systems installations	47	16
Grant fulfillment installations	20	4
	67	20
Research units	25	19
Total Installed Units	92	39

Commercial system installations reflect device sales and subscription services through commercial agreements (commercial sales) or through research transfer agreements ("RTA") sales. Commercial sales are made to hospitals and other healthcare providers as direct sales of devices and software subscription services or through subscriptions for the use of the device and software. RTA sales represent the sale of Swoop units for research use purposes. Our revenue for the three and six months ended June 30, 2022 and 2021 is derived from commercial sales and RTA sales.

Grant fulfillment installations consist of shipments of Swoop units to hospitals and other clinical facilities designated by the Bill & Melinda Gates Foundation (“BMGF”). The corresponding funding for these installations from BMGF is recorded as a reduction in the research and development expenses when realized during the period.

Research units represent installed units, at no cost to the institutions, to expand clinical use cases. The installation of research units is recorded as a fixed asset with the related depreciation recorded as research and development expense over the life of the research unit.

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Strategic partnerships and accelerated international expansion

We believe that market expansion is a key to our continued growth and the success of our device. In line with our vision to democratize healthcare imaging by providing affordable and accessible imaging of health conditions around the world, we are building an international sales strategy that includes direct sales to customers and sales through distribution partners in target regions. In 2021, we obtained a Medical Device License issued by Health Canada and expanded into the Canadian market. We also received regulatory authorization in New Zealand and Pakistan. During the three and six months ended June 30, 2022, we are continuing our plans for international commercial expansion into other countries in which we are planning to commercialize our Swoop system including, subject to the regulatory authorization, the United Kingdom and Australia. Through the BMGF partnership, we are deploying Swoop systems in these target areas for research and clinical settings. We expect the utilization of our Swoop systems as part of this program will allow us to begin building relationships across key stakeholders in these countries or regions to better understand and meet required regulatory hurdles in anticipation of filing for regulatory authorization and ultimately expand into clinical use with patients. In addition, we are considering commercial expansion into several of the larger EU countries following our initial international commercial expansion. We believe these countries have the market size, regulatory environment, commercial access, and mature healthcare systems necessary, subject to regulatory authorization, for a successful launch of our Swoop system. We believe our partnership with the BMGF demonstrates our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and remote management of health conditions around the world. Through our engagement with nonprofit organizations, we aim to deploy the Swoop system to low-middle resource settings without readily-accessible MRI technology. During 2020, we were awarded a $1.6 million grant from the BMGF for the provision and equipping of 20 sites with the Hyperfine portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality (the “Project”). During the third quarter of 2021, we were awarded an additional $3.3 million grant, of which we received $2.5 million from the BMGF in September 2021. As of June 30, 2022, we had received the remaining $0.8 million of the grant. Both of the grants are designed to support the deployment of a total of 25 Swoop devices and other services to investigators, which commenced in the spring of 2021, and are expected to fund the program for approximately two years. At June 30, 2022, 20 Swoop system units were provisioned and delivered to BMGF. These grants are designed to provide data to validate the use of our Swoop system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury.

Technical innovation

We have developed our device through extensive research and development activities. Our Swoop system is designed to make the customer experience as easy as possible through our integrated, easy-to-use interface that portrays images on a tablet, smartphone or other WiFi capable device. In addition to this design, our team is focused on customer success programs that help integrate the Swoop system into any hospital or clinic workflow. We believe that as the Swoop system becomes integrated into intensive care units (ICUs) and sites across medical practices, we will gain more insights into our product’s usability and potentially develop automated analysis of images that we believe will lead to further efficiencies in patient diagnosis. We plan to continue developing our technology to expand into new imaging applications to enable us to reach the broader care continuum through diagnosis and treatment. In the future, we plan to introduce a further enhanced MRI system designed to conduct neuroimaging and imaging of other extremities for interventional procedures. In addition to our efforts to disrupt the MRI market, we see a significant opportunity to help patients in the neuromonitoring space. Although we expect these activities in technical innovation of the current device and new devices will increase our research and development expenses, we expect them to positively impact our results of operations and profitability in the future.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2022 and 2021. Our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 to our condensed combined and consolidated financial statements included in this report.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
($ Amounts in thousands)	2022	2021	%	2022	2021	%
Sales
Device	$1,168	$152	668.4%	$2,360	$321	635.2%
Service	365	206	77.2%	682	368	85.3%
Total sales	$1,533	$358	328.2%	$3,042	$689	341.5%
Cost of Sales
Device	$1,259	$364	245.9%	$2,296	$912	151.8%
Service	439	93	372.0%	827	153	440.5%
Cost of sales	$1,698	$457	271.6%	$3,123	$1,065	193.2%
Gross margin	(165)	(99)	NM	(81)	(376)	NM
Operating expenses:
Research and development	$7,265	$6,037	20.3%	$15,599	$10,511	48.4%
General and administrative	12,012	6,663	80.3%	23,372	8,521	174.3%
Sales and marketing	3,750	1,787	109.8%	7,911	2,983	165.2%
Total operating expenses	23,027	14,487	58.9%	46,882	22,015	113.0%
Loss from operations	$(23,192)	$(14,586)	59.0%	$(46,963)	$(22,391)	109.7%
Interest income	$32	$5	540.00%	$33	$10	230.00%
Other expense, net	1	1	—%	(4)	7	(157.1)%
Loss before provision for income taxes	$(23,159)	$(14,580)	58.8%	$(46,934)	$(22,374)	109.8%
Provision for income taxes	—	—		—	—
Net loss and comprehensive loss	$(23,159)	$(14,580)	58.8%	$(46,934)	$(22,374)	109.8%

Comparison of the Three and Six Months Ended June 30, 2022 and 2021 ($ Amounts in thousands)

Sales

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Device	$1,168	$152	$1,016	668.4%	$2,360	$321	$2,039	635.2%
Service	365	206	159	77.2%	682	368	314	85.3%
Total sales	$1,533	$358	$1,175	328.2%	$3,042	$689	$2,353	341.5%

Device sales increased by $1.0 million, or 668.4%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was driven by an increase in the volume of device sales and sales price of the device. In the first quarter of 2022, we have taken a pricing action by increasing the price of the device while lowering the price of the annual subscription. This pricing action resulted in higher device revenue per unit and lower service revenue per unit for sales under the subscription plus ownership model. In addition, revenue is now typically recognized for sales of hardware devices where control of the product transfers to the customer upon shipment of goods.

Service sales increased by $0.2 million, or 77.2%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was driven by an increase in the volume of devices installed as generally all commercial systems installations generate service revenue. Service sales revenue is generally recognized over time as we are providing the customer with ongoing access to our resources throughout the subscription period. This type of revenue is recurring in nature and we expect will continue to grow as more devices are sold.

Device sales increased by $2.0 million, or 635.2%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was driven by an increase in the volume of device sales and sales price of the device.

Service sales increased by $0.3 million, or 85.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was driven by an increase in the volume of devices installed as generally all commercial systems installations generate service revenue.

Cost of sales

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Device	$1,259	$364	$895	245.9%	$2,296	$912	$1,384	151.8%
Service	439	93	346	372.0%	827	153	674	440.5%
Total cost of sales	$1,698	$457	$1,241	271.6%	$3,123	$1,065	$2,058	193.2%

Cost of device sales increased by $0.9 million, or 245.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was driven primarily by third party manufacturing costs and higher labor cost as a result of the increased volume of products sold. The increase is comprised of a $0.3 million increase in product hardware costs and a $0.6 million increase in labor cost as a result of the increase in the volume of products sold.

Cost of service sales increased by $0.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was driven primarily by an increase of $0.3 million in internal overheads and labor costs.

Cost of device sales increased by $1.4 million, or 151.8%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was driven primarily by third party manufacturing costs and higher labor cost as a result of increased volume of products sold. The increase is comprised of a $0.4 million increase in product hardware costs and a $1.0 million increase in labor cost as a result of the increase in the volume of products sold.

Cost of service sales increased by $0.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was driven primarily by an increase of $0.6 million in internal overhead and labor costs.

Research and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Research and development	$7,265	$6,037	$1,228	20.3%	$15,599	$10,511	$5,088	48.4%

Research and development expenses increased by $1.2 million, or 20.3%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was driven primarily by an increase in personnel related costs of $1.7 million as a result of increased headcount, an increase in stock-based compensation expense of $0.3 million due to stock option and restricted stock unit awards granted, and an increase in consulting costs of $0.3 million, partially offset by grant fulfilments recorded as credits to research and development expenses of $0.9 million and a decrease in fabrication services of $0.3 million.

Research and development expenses increased by $5.1 million, or 48.4%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was driven primarily by an increase in personnel related costs of $5.2 million as a result of increased headcount, an increase in stock-based compensation expense of $0.9 million due to stock option and restricted stock unit awards granted, an increase in consulting costs of $0.7 million and an increase in travel expenses of $0.1 million, partially offset by grant fulfilments recorded as credits to research and development expenses of $1.4 million and a decrease in fabrication services of $0.4 million.

General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
General and administrative	$12,012	$6,663	$5,349	80.3%	$23,372	$8,521	$14,851	174.3%

General and administrative expenses increased by $5.3 million, or 80.3%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was driven primarily by an increase in personnel related costs of $0.7 million as a result of increased headcount, an increase in stock-based compensation expense of $5.1 million due to stock option and restricted stock unit awards granted, including $2.5 million related to costs associated with the Company’s CEO grant agreement, specifically the non-recurring expense of certain equity awards, and an increase in insurance cost of $0.8 million, partially offset by a decrease in accounting and auditing fees of $0.6 million, a decrease in consulting costs of $0.4 million and a decrease in patent related cost of $0.2 million.

General and administrative expenses increased by $14.9 million, or 174.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was driven primarily by an increase in personnel related costs of $3.9 million as a result of increased headcount, an increase in stock-based compensation expense of $8.3 million due to stock option and restricted stock unit awards granted including $2.5 million related to costs associated with the Company’s CEO grant agreement, specifically the non-recurring expense of certain equity awards, an increase in insurance cost of $1.6 million, an increase of $0.9 million related to legal and corporate matters and an increase in recruitment costs of $0.1 million.

Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Sales and marketing	$3,750	$1,787	$1,963	109.8%	$7,911	$2,983	$4,928	165.2%

Sales and marketing expenses increased by $2.0 million, or 109.8%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was driven primarily by an increase in personnel related expenses of $1.4 million due to increased headcount, an increase in stock-based compensation expense of $0.1 million due to stock option and restricted stock unit awards granted, an increase in recruitment costs of $0.3 million, and an increase in travel expense of $0.3 million, partially offset by a decrease in marketing costs of $0.1 million.

Sales and marketing expenses increased by $4.9 million, or 165.2%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was driven primarily by an increase in personnel related expenses of $3.3 million due to increased headcount, an increase in stock-based compensation expense of $0.2 million due to stock option and restricted stock unit awards granted, an increase in travel expense of $0.5 million, an increase in marketing related costs of $0.5 million, and an increase in recruitment costs of $0.3 million, partially offset by a decrease in delivery related costs of $0.1 million.

Interest income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Interest income	$32	$5	$27	540%	$33	$10	$23	230%

Interest income increased by $27 thousand for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was driven primarily by higher interest rates during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Interest income increased by $23 thousand for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was driven primarily by higher interest rates during the six months ended June 30, 2022 compared to the three months ended June 30, 2021.

Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Other income (expense), net	$1	$1	$—	—%	$(4)	$7	$(11)	(157.1)%

Other income (expense), net is $1 thousand for the three months ended June 30, 2022 and 2021.

Other income (expense), net had an unfavorable decrease in other income by $11 thousand for the six months ended June 30, 2022 compared to the three months ended June 30, 2021. This unfavorable decrease in other income was driven primarily by realized gains on foreign currencies.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common and preferred stock. We have incurred significant cash burn and recurring net losses, which includes a net loss of $46.9 million for the six months ended June 30, 2022, and an accumulated deficit of $183.3 million as of June 30, 2022. In addition, on December 22, 2021, we completed the Business Combination with HealthCor, and as a result we received gross proceeds of approximately $162.1 million and net proceeds of approximately $141.5 million. As of June 30, 2022, we had cash and cash equivalents of $145.1 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur a significant cash burn and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

We expect to continue to incur net losses as we continue to invest in research and development and sales and marketing of our products. Our ability to access capital when needed is not assured and, if capital is not available when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs, commercialization of our products, and other operations which could materially harm our operations, financial condition and operating results. We expect that our existing cash and cash equivalents, together with proceeds from the sales of our products and services, will enable us to conduct our planned operations for at least the next 12 months. We expect we will require an accelerated amount of spending to enhance the sales and marketing teams, continue to drive development of our products, and build inventory. Other factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to manufacturing; (iii) changes we may make in our business or commercialization and hiring strategy; (iv) the impact of the COVID-19 pandemic; (v) costs of running a public company; (vi) higher inflation and increases in product transportation and labor costs; and (vii) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.

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

Cash

As of June 30, 2022, we had cash and cash equivalents of $145.1 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, international expansion, and regulatory costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash used in operating activities	$(44,200)	$(19,104)
Net cash used in investing activities	(254)	(675)
Net cash provided by financing activities	2	34,175
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(44,452)	$14,396

Net cash used in operating activities

For the six months ended June 30, 2022, net cash used in operating activities of $44.2 million was due primarily to a net loss of $46.9 million and changes in operating assets and liabilities of $9.0 million, partially offset by non-cash items of $11.7 million. Non-cash items were primarily stock-based compensation expense of $11.2 million including $2.5 million related to costs associated with the Company’s CEO grant agreement, specifically the non-recurring expense of certain equity awards, and depreciation expense of $0.5 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts receivable and unbilled receivables of $2.5 million, an increase in prepaid expenses and other current assets of $1.2 million, a decrease in due to related parties of $1.9 million, a decrease in accrued expense and other current liabilities of $2.0 million, a decrease in deferred grant funding of $1.1 million and an increase in inventory of $0.3 million.

For the six months ended June 30, 2021, net cash used in operating activities of $19.1 million was due primarily to a net loss of $22.4 million and changes in operating assets and liabilities of $1.3 million, partially offset by non-cash items of $2.0 million. Non-cash items were primarily stock-based compensation expense of $1.8 million and depreciation expense of $0.2 million. Changes in operating assets and liabilities were driven primarily by an increase in due from related parties of $1.3 million, an increase in deferred revenue of $0.6 million, and an increase in accrued expenses and other liabilities of $0.5 million, partially offset by an increase in inventory of $0.4 million, an increase in accounts receivable of $0.3 million and a decrease in deferred grant funding of $0.3 million.

Net cash used for investing activities

For the six months ended June 30, 2022, net cash used in investing activities of $0.3 million was from fixed assets purchased.

For the six months ended June 30, 2021, net cash used in investing activities of $0.7 million was from fixed assets purchased.

Net cash provided by financing activities

For the six months ended June 30, 2022, net cash provided by financing activities of $2 thousand was proceeds from option exercises.

For the six months ended June 30, 2021, net cash provided by financing activities of $34.2 million was primarily due to proceeds from issuance of Series D convertible preferred stock of $30.5 million, investment from 4Bionics, LLC of $3.5 million and proceeds from options exercises of $0.2 million.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the three and six months ended June 30, 2022 and 2021.

In April 2020, we received a $1.6 million grant from the BMGF for the provision and equipping of 20 sites with our portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. During the third quarter of 2021, we were awarded an additional $3.3 million grant, of which $2.5 million was received from the BMGF in September 2021. During the second quarter of 2022, the Company received the remaining amount of $0.8 million. Refer to Note 12 in the notes to our condensed combined and consolidated financial statements for the three and six months ended June 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the BMGF grant. Any grant funds, plus any income, that have not been used for, or committed to, the project must be returned promptly to BMGF upon expiration of or termination of the agreement. Both of the grants are designed to support the deployment of a total of 25 Swoop devices and other services to investigators, which commenced in the spring of 2021, and is expected to fund the program for approximately two years. At June 30, 2022, 20 Swoop system units and 10 baby cradles were provisioned and delivered to BMGF and certain milestones for service deliverables were also met. These grants are designed to provide data to validate the use of our Swoop system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury.

We had no other significant contractual obligations as of June 30, 2022.

For information on contingencies, refer to Note 12 in the notes to our condensed combined and consolidated financial statements for three and six months ended June 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed combined and consolidated financial statements and notes thereto for the three and six months ended June 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our results of operations or financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, inflation risk, and foreign exchange risk. We do not hold, issue or enter into any financial instruments for speculative or trading purposes. We do not have significant exposure to foreign currencies.

Interest Rate Risk

Our cash equivalents as of June 30, 2022 consisted of $38.6 million in money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our cash flows or operating results.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy. Nonetheless, to the extent our costs are impacted by general inflationary pressures, we may not be able to fully offset such higher costs through price increases or manufacturing efficiencies. Our inability or failure to do so could harm our business, financial condition and results of operations.

Foreign Exchange Risk

We operate our business primarily within the United States and currently execute the majority of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our condensed combined and consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, solely due to the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

In addition, as previously disclosed, HealthCor previously recorded a portion of its Class A ordinary shares subject to possible redemption in permanent equity. Notwithstanding the presence of maximum redemption thresholds or charter provisions common in SPACs that provide a limitation on redemptions that would cause a SPAC’s net tangible assets to be less than $5,000,001, in accordance with SEC Staff guidance on redeemable equity instruments, ASC 480-10-S99, “Distinguishing Liabilities from Equity”, and EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, and, according to SEC Staff communications with certain independent auditors, redemption provisions not solely within the control of the issuing company require ordinary shares subject to redemption to be classified outside of permanent equity. Although we did not specify a maximum redemption threshold in HealthCor’s Amended and Restated Memorandum and Articles of Association (the “HealthCor Articles”), the HealthCor Articles provided that we could not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In light of the SEC Staff communications with certain independent auditors, our management re-evaluated the effectiveness of our internal control over financial reporting, and based upon that evaluation, we concluded that the misclassification of the Class A ordinary shares was quantitatively material to individual line items within the balance sheet. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares. We concluded that the foregoing represents a material weakness in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Other than the changes made to remediate the material weakness described above, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 25, 2022 (the “2021 Annual Report on Form 10-K”) and the risk factors described below.

If we are unable to attract, recruit, train, retain, motivate and integrate key personnel as we expand our organization, our operations may be disrupted and we may not achieve our goals.

Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel, including our Vice Chairman and the Founder of Legacy Hyperfine and Liminal, Dr. Jonathan Rothberg, and our Executive Chairperson and Interim President and Chief Executive Officer, R. Scott Huennekens, as well as our recently expanded management team and our research and development, manufacturing, software engineering and sales and marketing personnel. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial, legal and other resources. Competition for qualified personnel in the medical device industry is intense. Due to this intense competition, we may be unable to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

We rely on a limited number of suppliers to manufacture components for our products, including in some cases only a single supplier for some of our components. In addition, we rely on Benchmark Electronics, Inc., or Benchmark, to purchase the magnet used in our Swoop scanner, which is a key custom-made component manufactured by a single source supplier in Europe. Our reliance on a limited number of suppliers increases our risks, since we do not currently have alternative or replacement suppliers beyond these key parties. In the event of interruption from any of our suppliers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays.

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

Third party suppliers utilized by our manufacturer such as Benchmark may also impose pricing pressures. Because we currently also rely on Benchmark to manufacture, test and ship all of the Swoop scanners and on a limited number of suppliers to supply our components, including Benchmark to purchase the magnet used in the scanner from a single source supplier, such pricing pressures from a third party such as Benchmark could increase our costs and could force us to increase the prices of our products if we are unable to enter into alternative arrangements with other suppliers or manufacturers, potentially leading to decreased customer demand.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 13, 2022, we terminated our Advisory Agreement, dated as of December 22, 2021, by and between Dr. Jonathan M. Rothberg and us, or the Advisory Agreement. As previously disclosed, the Advisory Agreement provided that we pay Dr. Rothberg a consulting fee of $16,667 per month during the term of the Advisory Agreement. Dr. Rothberg, the Founder of Legacy Hyperfine and Liminal, continues to serve as the Vice Chairperson of our board of directors.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1

Amended and Restated Registration Rights Agreement, dated as of December 22, 2021, by and among Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.), HC Sponsor LLC and certain other security holders.

X
10.2+	Letter Agreement, dated as of June 29, 2022, by and between Hyperfine, Inc. and Dave Scott.		Form 8-K (Exhibit 10.1)	6/29/2022	001-39949
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

HYPERFINE, INC.
Date: August 11, 2022	By: /s/ R. Scott Huennekens
R. Scott Huennekens
Interim President and Chief Executive Officer

Date: August 11, 2022	By: /s/ Alok Gupta
Alok Gupta
Chief Financial Officer