Form 10-Q
period 2022-09-30
Hyperfine, Inc.
filed 2022-11-10
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 1, 2022, the registrant had 55,520,444 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

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
•
market conditions and global and economic factors, such as inflation;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,482	$188,498
Restricted cash	1,259	2,662
Accounts receivable, less allowance of $296 and $32 as of September 30, 2022 and December 31, 2021, respectively	2,702	553
Unbilled receivables	1,475	91
Inventory	4,002	4,310
Prepaid expenses and other current assets	1,796	1,357
Due from related parties	—	14
Total current assets	$143,716	$197,485
Property and equipment, net	3,448	3,753
Other long term assets	1,167	1,235
Total assets	$148,331	$202,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$741	$2,248
Deferred grant funding	1,259	2,662
Deferred revenue	1,449	730
Due to related parties	61	1,981
Accrued expenses and other current liabilities	8,949	8,115
Total current liabilities	$12,459	$15,736
Long term deferred revenue	889	510
Total liabilities	$13,348	$16,246
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Class A Common stock, $.0001 par value; 600,000,000 shares authorized; 55,515,532 and 55,277,061 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	5	5
Class B Common stock, $.0001 par value; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	331,401	322,540
Accumulated deficit	(196,425)	(136,320)
Total stockholders' equity	$134,983	$186,227
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$148,331	$202,473

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales
Device	$1,945	$200	$4,305	$521
Service	403	171	1,085	539
Total sales	$2,348	$371	$5,390	$1,060
Cost of sales
Device	$1,215	$508	$3,511	$1,420
Service	445	201	1,272	354
Total cost of sales	$1,660	$709	$4,783	$1,774
Gross margin	688	(338)	607	(714)
Operating Expenses:
Research and development	$7,338	$6,438	$22,937	$16,949
General and administrative	3,198	6,827	26,570	15,348
Sales and marketing	3,434	2,787	11,345	5,770
Total operating expenses	13,970	16,052	60,852	38,067
Loss from operations	$(13,282)	$(16,390)	$(60,245)	$(38,781)
Interest income	$170	$3	$203	$13
Other income (expense), net	(59)	(5)	(63)	2
Loss before provision for income taxes	$(13,171)	$(16,392)	$(60,105)	$(38,766)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(13,171)	$(16,392)	$(60,105)	$(38,766)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.19)	$(8.66)	$(0.85)	$(22.56)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	70,509,639	1,892,208	70,398,103	1,718,489

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in thousands, except share amounts)

	Hyperfine Convertible Preferred Stock		Liminal Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	—	$—	—	$—	55,277,061	$5	15,055,288	$2	$322,540	$(136,320)	$186,227
Net loss	—	—	—	—	—	—	—	—	—	(23,775)	(23,775)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,111	—	4,111
Balance, March 31, 2022	—	$—	—	$—	55,277,061	$5	15,055,288	$2	$326,651	$(160,095)	$166,563
Net loss	—	—	—	—	—	—	—	—	—	(23,159)	(23,159)
Issuance of restricted stock	—	—	—	—	19,220	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	16,375	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,102	—	7,102
Balance, June 30, 2022	—	$—	—	$—	55,312,656	$5	15,055,288	$2	$333,755	$(183,254)	$150,508
Net loss	—	—	—	—	—	—	—	—	—	(13,171)	(13,171)
Issuance of restricted stock	—	—	—	—	202,876	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	(2,354)	—	(2,354)
Balance, September 30, 2022	—	$—	—	$—	55,515,532	$5	15,055,288	$2	$331,401	$(196,425)	$134,983

	Hyperfine Convertible Preferred Stock		Liminal Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	95,010,858	$128,286	—	$—	1,576,137	$—	—	$—	$10,415	$(71,469)	$(61,054)
Net loss	—	—	—	—	—	—	—	—	—	(7,794)	(7,794)
Issuance of Series D convertible preferred stock, net of issuance costs	14,171,333	30,461	—	—	—	—	—	—	—	—	—
Investment from 4Bionics, LLC	—	—	—	—	—	—	—	—	700	—	700
Exercise of stock options	—	—	—	—	41,958	—	—	—	49	—	49
Stock-based compensation expense	—	—	—	—	—	—	—	—	267	—	267
Balance, March 31, 2021	109,182,191	$158,747	—	$—	1,618,095	$—	—	$—	$11,431	$(79,263)	$(67,832)
Net loss	—	—	—	—	—	—	—	—	—	(14,580)	(14,580)
Investment from 4Bionics, LLC	—	—	—	—	—	—	—	—	2,816	—	2,816
Conversion of Liminal Common stock	—	—	57,500,000	9,350	(180)	—			(9,350)		(9,350)
Exercise of stock options	—	—	—	—	70,932	—	—	—	149	—	149
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,489	—	1,489
Balance, June 30, 2021	109,182,191	$158,747	57,500,000	$9,350	1,688,847	$—	—	$—	$6,535	$(93,843)	$(87,308)
Net loss	—	—	—	—	—	—	—	—	—	(16,392)	(16,392)
Exercise of stock options	—	—	—	—	440,909	1	—	—	1,263		1,264
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,375		1,375
Balance, September 30, 2021	109,182,191	$158,747	57,500,000	$9,350	2,129,756	$1	—	$—	$9,173	$(110,235)	$(101,061)

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(60,105)	$(38,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	754	389
Stock-based compensation expense	8,859	3,131
Write-down of inventory	—	19
Payments received on net investment in lease	6	7
Changes in assets and liabilities:
Accounts receivable	(2,149)	(766)
Unbilled receivables	(1,384)	(48)
Inventory	308	(1,064)
Prepaid expenses and other current assets	(439)	(2,909)
Due from related parties	14	1,452
Other assets - related party	—	158
Other long term assets	62	(614)
Accounts payable	(1,522)	3,923
Deferred grant funding	(1,403)	1,857
Deferred revenue	1,098	956
Due to related parties	(1,920)	1,198
Accrued expenses and other current liabilities	827	2,030
Net cash used in operating activities	$(56,994)	$(29,047)
Cash flows from investing activities:
Purchases of property and equipment	(427)	(1,736)
Net cash used in investing activities	$(427)	$(1,736)
Cash flows from financing activities:
Proceeds from exercise of stock options	2	1,462
Proceeds from issuance of Series D convertible preferred stock	—	30,468
Stock issuance costs related to Series D convertible preferred stock	—	(7)
Investment from 4Bionics, LLC	—	3,516
Net cash provided by financing activities	$2	$35,439
Net (decrease) increase in cash and cash equivalents and restricted cash	(57,419)	4,656
Cash, cash equivalents and restricted cash, beginning of period	191,160	64,286
Cash, cash equivalents and restricted cash, end of period	$133,741	$68,942
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$132,482	$65,475
Restricted cash	1,259	3,467
Total cash, cash equivalents and restricted cash	$133,741	$68,942
Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$—	$324
Supplemental disclosure of noncash information:
Write-off of notes receivable	$90	$—

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

The Company is an innovative digital health business with a mission to provide affordable and accessible imaging and monitoring through magnetic resonance imaging ("MRI") to revolutionize healthcare for people around the world. Hyperfine's Swoop® Portable Magnetic Resonance (“MR”) Imaging SystemTM produces high-quality images at a lower magnetic field strength than conventional MRI systems, and can be used by healthcare professionals to make effective clinical diagnoses on a patient in a variety of settings where MRI devices have previously been inaccessible. Hyperfine received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2020 for its Swoop Portable MR Imaging System, which is commercially available in the United States. In 2021, Hyperfine also obtained a Medical Device License issued by Health Canada and expanded into the Canadian market, and also obtained regulatory authorization in New Zealand and Pakistan. In 2022, the Company obtained regulatory authorization in Australia. All of the Company’s revenue to date has been generated from sales of this machine and related services. Additionally, the Company is in the process of developing a device to non-invasively measure key vital signs in the brain to enable unprecedented access to dramatically improve patient outcomes. The Company is in the early research and development stage of such device and has not generated any revenue to date for it. In addition to Legacy Hyperfine and Liminal, the Company has an indirect wholly-owned subsidiary in the United Kingdom that has not had any significant operations during 2022 and 2021.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited accompanying condensed combined and consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. All intercompany transactions and balances have been eliminated.

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

In the opinion of management, the accompanying condensed combined and consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2022, or any other period.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

COVID-19 Outbreak

The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency by the President of the United States on March 13, 2020, has led to adverse impacts on the United States and global economies and created uncertainty regarding potential impacts on the Company’s operating results, financial condition and cash flows. The COVID-19 pandemic had, and is expected to continue to have, an adverse impact on the Company’s operations, particularly as a result of preventive and precautionary measures that the Company, other businesses, and governments are taking. Governmental mandates related to COVID-19 or other infectious diseases, or public health crises, have impacted, and the Company expects them to continue to impact, its personnel and personnel at third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which has and may continue to disrupt or delay the Company’s receipt of instruments, components and supplies from the third parties the Company relies on to, among other things, produce its existing products and products currently under development. The COVID-19 pandemic has also had an adverse effect on the Company’s ability to attract, recruit, interview and hire at the pace the Company would typically expect to support its rapidly expanding operations. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to the Company’s business and operations, such as additional workplace safety measures, the Company’s product development plans may be delayed, and the Company may incur further costs in bringing its business and operations into compliance with changing or new laws, regulations, and policies. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impacts of those actions.

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

Segment Information

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (“CEO”). Legacy Hyperfine and Liminal represent two operating segments. Given the similar qualitative and economic characteristics of the two operating segments, such that both are focused upon the development and commercialization of existing and new products and services, Legacy Hyperfine and Liminal are aggregated into one reporting segment. All of the Company’s long-lived assets are located in the United States. Other than $784 and $1,947 of revenue recognized in non-U.S. countries for the three months and nine months ended September 30, 2022, respectively, all of the revenues during these periods were earned in the United States. Since the Company is aggregated into a single reportable segment, all required financial segment information is provided in the condensed combined and consolidated financial statements.

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
•
Valuation allowances with respect to deferred tax assets; and
•
Assumptions underlying the fair value used in the calculation of stock-based compensation expense.

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

(all amounts are in thousands, except share and per share amounts)

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Pattern of Recognition	2022	2021	2022	2021
Device	Point in time	$1,945	$200	$4,305	$521
Service	Over time	403	171	1,085	539
Total revenue		$2,348	$371	$5,390	$1,060

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

The following table provides information about receivables and deferred revenue from contracts with customers:

	September 30, 2022	December 31, 2021
Accounts receivable, net	$2,702	$553
Unbilled receivables	1,475	91
Deferred revenue	1,449	730
Long term deferred revenue	889	510

The Company recognizes a receivable when it has an unconditional right to payment, and payment terms range from 20 days to 6 months based on the terms agreed upon with the respective customer.

For the three and nine months ended September 30, 2022, revenue is recognized for sales of hardware devices where control of the product transfers to the customer, which is typically upon shipment of goods.

The amount of revenue recognized during the three and nine months ended September 30, 2022 that was included in the deferred revenue balance at the beginning of the period was $118 and $501, respectively.

The amount of revenue recognized during the three and nine months ended September 30, 2021 that was included in the deferred revenue balance at the beginning of the period was $43 and $157, respectively.

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

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $251 and $158 as of September 30, 2022 and December 31, 2021, respectively.

Transaction price allocated to remaining performance obligations

As of September 30, 2022 and December 31, 2021, the Company had remaining performance obligations amounting to $5,101 and $2,800, respectively. The Company expects to recognize approximately 9% of its remaining performance obligations as revenue in fiscal year 2022, and an additional 91% in fiscal year 2023 and thereafter.

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

The Company had no assets classified as Level 2 or Level 3 and there were no transfers between fair value measurement levels during the three and nine months ended September 30, 2022 and 2021.

The Company had $38,007 and $48,625 of money market funds included in cash and cash equivalents and restricted cash as of September 30, 2022 and December 31, 2021, respectively. These assets were valued using quoted prices in active markets and accordingly were classified as Level 1.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

5. INVENTORIES

A summary of inventories is as follows:

	September 30, 2022	December 31, 2021
Raw materials	$2,366	$2,355
Finished goods	1,636	1,955
Total inventories	$4,002	$4,310

Manufacturing overhead costs primarily include management’s best estimate and allocation of the labor costs incurred related to acquiring finished goods from the Company’s contract manufacturer. Labor costs include wages, taxes and benefits for employees involved in warehousing, logistics coordination, material sourcing, and production planning activities.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	September 30, 2022	December 31, 2021
Laboratory equipment	$1,021	$989
Research devices	1,588	1,422
Sales and marketing devices	524	669
Computer equipment	685	575
Construction in progress	345	341
Tooling	372	302
Trade show assets	253	293
Leased devices	453	396
Other	350	176
	5,591	5,163
Less: Accumulated depreciation and amortization	(2,143)	(1,410)
Property and equipment, net	$3,448	$3,753

Depreciation expense amounted to $238 and $754 for the three and nine months ended September 30, 2022, respectively. Depreciation expense amounted to $172 and $389 for the three and nine months ended September 30, 2021, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Bonus	$3,536	$3,421
Contracted services	1,891	2,711
SPAC bonus and other costs	—	1,071
Legal fees	431	452
Payroll and related benefits	2,896	441
Other	195	19
Total accrued expenses and other current liabilities	$8,949	$8,115

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

8. EQUITY INCENTIVE PLAN

The Company's 2021 Equity Incentive Plan (the “Hyperfine Plan”) is administered by the Company's board of directors. The board of directors may grant restricted stock units (“RSUs”) and options to purchase shares either as incentive stock options or non-qualified stock options, and other stock-based awards. The option grants are subject to certain terms and conditions, option periods and conditions, exercise rights and privileges as set forth in the Hyperfine Plan.

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the three and nine months ended September 30, 2022:

Number of Options
Outstanding at January 1, 2022	7,522,136
Granted	4,231,693
Exercised	—
Forfeited	(271,368)
Outstanding at March 31, 2022	11,482,461
Granted	699,170
Exercised	(16,375)
Forfeited	(383,090)
Outstanding at June 30, 2022	11,782,166
Granted	122,800
Exercised	—
Forfeited (1)	(3,360,486)
Outstanding at September 30, 2022	8,544,480

_________________________

(1) Includes 3,124,252 options forfeited by former CEO.

In general, each award will vest based on continued service which is generally over 4 years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted stock unit activity

The following table summarizes the changes in the Company’s outstanding restricted stock units for the three and nine months ended September 30, 2022:

Number of RSUs
Outstanding at January 1, 2022	117,516
Granted	1,660,535
Vested	—
Forfeited	—
Outstanding at March 31, 2022	1,778,051
Granted	742,900
Vested	(19,220)
Forfeited	(115,084)
Outstanding at June 30, 2022	2,386,647
Granted	61,400
Vested	(202,876)
Forfeited (1)	(207,654)
Outstanding at September 30, 2022	2,037,517

_________________________

(1) Includes 150,000 RSUs forfeited by former CEO.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

Included in the table above are service-based restricted stock units. During the three and nine months ended September 30, 2022, the Company granted 0.1 million and 2.5 million service-based awards, respectively, of which 649,350 RSU awards were granted to the Company’s former CEO, Dave Scott on April 26, 2022. Each award will vest based on continued service, which is generally over 3-4 years except for the former CEO RSUs awarded on April 26, 2022, which were fully vested upon grant and therefore all of the stock-based compensation expense for these fully vested awards were recognized immediately upon grant. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The fair value of restricted stock units was estimated on the date of grant based on the fair value of the Company’s Class A common stock.

On June 27, 2022, Mr. Scott delivered his resignation as the Company’s President, Chief Executive Officer and member of the Board of Directors, effective as July 29, 2022. Pursuant to the terms of the Restricted Stock Unit Award Grant Notice and Agreement dated April 26, 2022 with Mr. Scott under the Hyperfine Plan, the 649,350 RSUs awarded on April 26, 2022 will continue to remain outstanding until paid in accordance with the schedule set forth in the grant notice. In addition, 150,000 unvested RSUs and 3,124,252 unvested options held by Mr. Scott ceased to vest as of the resignation date of July 29, 2022 and were immediately forfeited. The previously recognized stock-based compensation expense of $4,501 related to these awards was recaptured in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”) as a credit to general and administrative expense.

On September 26, 2022, stockholders controlled by Jonathan M. Rothberg, Ph.D., Vice Chairperson of the Company, representing a majority in voting power with respect to the Company’s Class A common stock and the Company’s Class B common stock, approved a one-time stock option repricing (the “Option Repricing”). The Board of Directors of the Company previously approved the Option Repricing on August 24, 2022, contingent upon stockholder approval of the Option Repricing. Stock options held by Dr. Rothberg will not be repriced in the Option Repricing. The Option Repricing was effected on October 31, 2022. The repricing is treated as a modification of the original awards and the incremental compensation cost will be measured as the excess of the fair value of the modified award immediately following the option repricing over the fair value of the original award immediately prior to the option repricing on the modification date. Expense related to vested shares is expensed on the repricing date and expense related to unvested shares is being amortized over the remaining vesting period of such stock options.

The following table presents details of stock-based compensation expenses by functional line item noted within the Company's operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$34	$24	$85	$24
Research and development	339	207	1,851	829
Sales and marketing	79	15	291	52
General and administrative	(2,806)	1,129	6,632	2,226
	$(2,354)	$1,375	$8,859	$3,131

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net Loss	$(13,171)	$(16,392)	$(60,105)	$(38,766)
Numerator for Basic and Dilutive EPS – Loss available to common stockholders	$(13,171)	$(16,392)	$(60,105)	$(38,766)
Denominator:
Common Stock	70,509,639	1,892,208	70,398,103	1,718,489
Denominator for Basic and Dilutive EPS - Weighted-average common stock	70,509,639	1,892,208	70,398,103	1,718,489
Basic and dilutive net loss per share	$(0.19)	$(8.66)	$(0.85)	$(22.56)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding options to purchase common stock	8,544,480	7,597,120	8,544,480	7,597,120
Outstanding Legacy Hyperfine convertible preferred stock (Series A through D)	—	46,084,168	—	46,084,168
Outstanding RSUs	2,037,517	—	2,037,517	—
Earn-Out Shares (1)	9,450,862	—	9,450,862	—
Total anti-dilutive common equivalent shares	20,032,859	53,681,288	20,032,859	53,681,288

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

Income taxes for the three and nine months ended September 30, 2022 and 2021 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three and nine months ended September 30, 2022 and 2021. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

effective tax rate of 0.0% were related to the effects of deferred state income taxes, research and development credits, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2022 and 2021 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

11. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut which is being leased from an unrelated landlord by 4Catalyzer Corporation (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis, and no lease agreement was entered into between the parties until June 2021. A total of approximately $111 and $208 was paid during the three and nine months ended September 30, 2022, respectively, and a total of approximately $18 and $103 was paid during the three and nine months ended September 30, 2021, respectively.

Prior to 4Bionics executing a plan of liquidation and dissolution on April 2, 2021, certain expenses incurred at 4Bionics were allocated to its subsidiaries, including Liminal. Expenses that broadly benefited 4Bionics and its subsidiaries were allocated evenly amongst its three subsidiaries. Expenses that were incurred on behalf of the employees of each company were allocated based on each subsidiary’s relative headcount. The method used to allocate common expenses of 4Bionics to Liminal is reasonable. Total expenses allocated to Liminal for the three and nine months ended September 30, 2021 were $10.

In January 2018, the Company entered into a Promissory Note (the “Note”) with one of its employees (the “Borrower”) in the amount of $90. The Note bore interest at a rate equal to 1.68% per annum. In accordance with the terms of the Note, since the Borrower remained employed with the Company on the maturity date of January 11, 2022, $90 of the then outstanding principal amount and all interest accrued to that date was forgiven and the Borrower is no longer required to repay the amount.

The Company was a party to an Amended and Restated Technology Services Agreement (the “ARTSA”), most recently amended on November 11, 2020, by and among 4C, the Company and other participant companies controlled by the Rothberg family. Under the ARTSA, the Company and the other participant companies agreed to share certain non-core technologies, which means any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant and subject to certain restrictions on use. The ARTSA also provided for 4C to perform certain services for the Company and each other participant company such as monthly administrative, management and technical consulting services to the Company which are pre-funded approximately once a quarter. The Company recorded expenses from 4C of $11 and a net credit to expenses of $33 during the three and nine months ended September 30, 2022, respectively. The Company incurred expenses from 4C of $1,384 and $3,354 during the three and nine months ended September 30, 2021, respectively. There were no amounts advanced to and due from 4C at September 30, 2022 and December 31, 2021. There was also $58 and $1,872 of amounts due to 4C for expenses paid on the Company's behalf at September 30, 2022 and December 31, 2021, respectively. These payables are included in Due to related parties on the condensed combined and consolidated balance sheets. On July 7, 2021, Legacy Hyperfine, Liminal and 4C entered into First Addendums to the ARTSA, pursuant to which Legacy Hyperfine and Liminal each terminated its participation under the ARTSA immediately prior to the Closing. Legacy Hyperfine and Liminal each entered into a Master Services Agreement with 4C effective as of July 7, 2021 pursuant to which Legacy Hyperfine and Liminal may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided.

The ARTSA also provided for the participant companies to provide other services to each other. The Company also has transactions with other entities under common ownership, which include payments made to third parties on

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

behalf of the Company. The amounts remaining payable at September 30, 2022 and December 31, 2021 are $3 and $110, respectively, and are included in Due to related parties on the condensed combined and consolidated balance sheets. In addition, the Company has transactions with these other entities under common ownership which include payments made by the Company to third parties on behalf of the other entities and the remaining amounts receivable were $0 and $14 in the aggregate at September 30, 2022 and December 31, 2021, respectively, and are reflected in Due from related parties on the condensed combined and consolidated balance sheets. All amounts are paid or received throughout the year within 30 days after the end of each month.

Legacy Hyperfine and Liminal entered into Technology and Services Exchange Agreements (each, a “TSEA” and collectively, the “TSEA”) with other participant companies controlled by the Rothbergs. A TSEA by and among Butterfly Network, Inc., AI Therapeutics, Inc., Quantum-Si Incorporated, 4Bionics, Tesseract Health, Inc., Detect, Inc. (f/k/a Homodeus Inc.), Legacy Hyperfine and Liminal was signed in November 2020; a TSEA by and among Quantum-Si Incorporated, AI Therapeutics, Inc., 4Bionics, Tesseract Health, Inc., Detect, Inc., Legacy Hyperfine and Liminal was signed in February 2021 (and which Protein Evolution, Inc. joined in August 2021); and a TSEA by and among Legacy Hyperfine, Liminal, AI Therapeutics, Inc., Tesseract Health, Inc. and Detect, Inc. was signed in July 2021 and became effective upon the Closing. Under the TSEA, Legacy Hyperfine, Liminal and other participant companies may, in their discretion, permit the use of non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, by other participant companies. As of September 30, 2022 and December 31, 2021, the Company had transactions with other participant companies and had expenses of $61 and $11, respectively, included in Accounts payable.

12. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and nine months ended September 30, 2022 and 2021.

During 2020, the Company was awarded a $1,610 grant from the Bill & Melinda Gates Foundation (“BMGF”) for the provision and equipping of 20 sites with the Company’s portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality (the “Project”). The corresponding funding for the Project from BMGF is recorded as a reduction in research and development expenses when realized during the period. During 2021, the Company was awarded an additional $3,300 grant from the BMGF, of which $2,500 was received for the provision and equipping of 5 sites and other related deliverables. During the nine months ended September 30, 2022, the amount of $800 was received. The funds are accounted for as restricted cash with an offset to deferred grant revenue. At September 30, 2022 and December 31, 2021, the Company has $1,259 and $2,662, respectively, of restricted cash on the condensed combined and consolidated balance sheets. Any grant funds, plus any income, that have not been used for, or committed to, the Project must be returned promptly to the BMGF upon expiration of or termination of the agreement. As of September 30, 2022 and December 31, 2021, there were no grant fund amounts that were required to be returned under the terms of the Project.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed combined and consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed combined and consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the combined and consolidated financial statements and notes thereto for the year ended December 31, 2021 contained in our Annual Report on Form 10-K filed with the SEC on March 25, 2022. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2021, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Hyperfine, Inc. and its consolidated subsidiaries. The unaudited condensed combined and consolidated financial statements for the three and nine months ended September 30, 2022 and 2021, respectively, present the financial position and results of operations of Hyperfine, Inc. and its wholly owned subsidiaries.

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

MRI is a medical imaging technique used in radiology to image the anatomy and the physiological processes of the human body. It is typically used in a variety of clinical settings for medical diagnosis, staging of disease and follow-up treatment. Unlike X-ray computed tomography (“CT”) or positron emission tomography (“PET”), MRI does not expose patients to harmful ionizing radiation. We believe MRI offers the most sensitive and objective measures of brain tissue and injury. Despite its advantages, many healthcare institutions throughout the world lack the facilities, qualified operators and capital necessary to acquire and maintain expensive MRI devices. The Swoop system is intended for use at the patient’s bedside in any hospital room or clinical setting, such as a physician’s office or a local urgent care facility. The demand for MRI has been augmented by the aging population and rising prevalence of cancer and cardiovascular, neurological and orthopedic conditions. Healthcare professionals and insurers are recognizing imaging as a cost-effective and non-invasive diagnostic tool for evaluation and ongoing monitoring. Swoop is a next generation MRI device designed to drive costs down and expand the current imaging market.

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

Legacy Hyperfine received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2020 for its Swoop Portable MR Imaging System, which is commercially available in the United States. In 2021, we obtained a Medical Device License issued by Health Canada and expanded into the Canadian market. We also received regulatory authorization in Australia, New Zealand and Pakistan. During the three and nine months ended September 30, 2022, we continue to seek the necessary regulatory authorizations in other major markets, including the United Kingdom and the European Union. We are building our direct commercial infrastructure in the United States and also have plans to sell our products in other countries either through direct sales or through distributors.

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

COVID-19 created multiple commercial challenges in 2020 and 2021 and has continued to do so in 2022. We experienced restrictions on our salesforce’s ability to visit sites during the first nine months of 2022. During the three months ended September 30, 2022, hospitals and other healthcare providers have started to ease restrictions and our salesforce’s ability to visit sites has improved. Commercially, many hospitals and other healthcare providers decreased spending and limited physical access to facilities, slowing our ability to demonstrate our Swoop device. In addition, many hospitals and other healthcare providers continue to focus their attention on addressing COVID-19, which we believe has resulted in lower sales volume. Trade shows and conferences moved to a virtual platform creating difficulty in demonstrating our device to key stakeholders. It was not uncommon to host virtual product demonstrations with 6-10 physicians, something that would ordinarily not happen or would take many weeks of planning to produce. While physician society conferences are beginning to ramp, attendance has remained below pre-pandemic levels. As such we continue to supplement the conferences with “Demo at Your Door” demonstrations providing target customers hands-on device experience at a place of their choosing. Virtual demonstrations, even though they generated a lot of interest in our product, often did not result in sales, and all sales required an in-person product demonstration. As more conferences begin to be held in-person, we expect to improve our ability to provide product demonstrations to potential customers. It is unclear whether or not conferences will have the same in-person attendance as they would have had in the past.

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

Installed Base

The Swoop total installed base consists of three components, discussed in further detail below: Commercial system installations (which make up total revenue), grant fulfillment installations, and research unit installations. The Swoop total installed base (or total installed units) is the number of Swoop devices deployed to hospitals, other healthcare providers, and research institutions. We view the total installed base as a key metric of the growth of our business and is measured from period over period. As of September 30, 2022, the Company had a total of 100 Swoop systems installed including 23 research units which are installed, at no cost to the institutions, to expand clinical use cases.

Presented below is a breakout of total Swoop systems installed as of the nine months ended September 30, 2022 and 2021:

	TOTAL INSTALLED UNITS
	As of September 30, 2022	As of September 30, 2021
Commercial systems installations	57	20
Grant fulfillment installations	20	8
	77	28
Research units	23	22
Total Installed Units	100	50

Commercial system installations reflect device sales and subscription services through commercial agreements (commercial sales) or through research transfer agreements ("RTA") sales. Commercial sales are made to hospitals and other healthcare providers as direct sales of devices and software subscription services or through subscriptions for the use of the device and software. RTA sales represent the sale of Swoop units for research use purposes. Our revenue for the three and nine months ended September 30, 2022 and 2021 is derived from commercial sales and RTA sales.

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

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Strategic partnerships and accelerated international expansion

We believe that market expansion is a key to our continued growth and the success of our device. In line with our vision to democratize healthcare imaging by providing affordable and accessible imaging of health conditions around the world, we are building an international sales strategy that includes direct sales to customers and sales through distribution partners in target regions. In 2021, we obtained a Medical Device License issued by Health Canada and expanded into the Canadian market. We also received regulatory authorization in New Zealand and Pakistan. In 2022, we received regulatory authorization in Australia. During the three and nine months ended September 30, 2022, we are continuing our plans for international commercial expansion into other countries in which we are planning to commercialize our Swoop system including New Zealand, Pakistan, Australia and subject to regulatory authorization, the United Kingdom. Through the BMGF partnership, we are deploying Swoop systems in these target areas for research and clinical settings. We expect the utilization of our Swoop systems as part of this program will allow us to begin building relationships across key stakeholders in these countries or regions to better understand and meet required regulatory hurdles in anticipation of filing for regulatory authorization and ultimately expand into clinical use with patients. In addition, we are considering commercial expansion into several of the larger EU countries following our initial international commercial expansion. We believe these countries have the market size, regulatory environment, commercial access, and mature healthcare systems necessary, subject to regulatory authorization, for a successful launch of our Swoop system. We believe our partnership with the BMGF demonstrates our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and remote management of health conditions around the world. Through our engagement with nonprofit organizations, we aim to deploy the Swoop system to low-middle resource settings without readily-accessible MRI technology. During 2020, we were awarded a $1.6 million grant from the BMGF for the provision and equipping of 20 sites with the Hyperfine portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality (the “Project”). During the third quarter of 2021, we were awarded an additional $3.3 million grant, of which we received $2.5 million from the BMGF in September 2021. During the nine months ended September 30, 2022, we received the remaining $0.8 million of the grant. Both of the grants are designed to support the deployment of a total of 25 Swoop devices and other services to investigators, which commenced in the spring of 2021, and are expected to fund the program for approximately two years. At September 30, 2022, 20 Swoop system units were provisioned and delivered to BMGF. These grants are designed to provide data to validate the use of our Swoop system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury.

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

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2022 and 2021. Our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 to our unaudited condensed combined and consolidated financial statements included in this report.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
($ Amounts in thousands)	2022	2021	%	2022	2021	%
Sales
Device	$1,945	$200	872.5%	$4,305	$521	726.3%
Service	403	171	135.7%	1,085	539	101.3%
Total sales	$2,348	$371	532.9%	$5,390	$1,060	408.5%
Cost of Sales
Device	$1,215	$508	139.2%	$3,511	$1,420	147.3%
Service	445	201	121.4%	1,272	354	259.3%
Cost of sales	$1,660	$709	134.1%	$4,783	$1,774	169.6%
Gross margin	688	(338)	NM	607	(714)	NM
Operating expenses:
Research and development	$7,338	$6,438	14.0%	$22,937	$16,949	35.3%
General and administrative	3,198	6,827	(53)%	26,570	15,348	73.1%
Sales and marketing	3,434	2,787	23.2%	11,345	5,770	96.6%
Total operating expenses	13,970	16,052	(13)%	60,852	38,067	59.9%
Loss from operations	$(13,282)	$(16,390)	(19)%	$(60,245)	$(38,781)	55.3%
Interest income	$170	$3	NM	$203	$13	NM
Other expense, net	(59)	(5)	NM	(63)	2	NM
Loss before provision for income taxes	$(13,171)	$(16,392)	(20)%	$(60,105)	$(38,766)	55.0%
Provision for income taxes	—	—		—	—
Net loss and comprehensive loss	$(13,171)	$(16,392)	(20)%	$(60,105)	$(38,766)	55.0%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021 ($ Amounts shown in tables in thousands)

Sales

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Device	$1,945	$200	$1,745	872.5%	$4,305	$521	$3,784	726.3%
Service	403	171	232	135.7%	1,085	539	546	101.3%
Total sales	$2,348	$371	$1,977	532.9%	$5,390	$1,060	$4,330	408.5%

Device sales increased by $1.7 million, or 872.5%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was driven by an increase in the volume of device sales and sales price of the device. In the first quarter of 2022, we took a pricing action by increasing the price of the device while lowering the price of the annual subscription. This pricing action resulted in higher device revenue per unit and lower service revenue per unit for sales under the subscription plus ownership model. In addition, revenue is typically recognized for sales of hardware devices where control of the product transfers to the customer upon shipment of goods.

Service sales increased by $0.2 million, or 135.7%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was driven by an increase in the volume of devices installed as generally all commercial systems installations generate service revenue. Service sales revenue is generally recognized over time as we are providing the customer with ongoing access to our resources throughout the subscription period. This type of revenue is recurring in nature and we expect will continue to grow as more devices are sold.

Device sales increased by $3.8 million, or 726.3%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was driven by an increase in the volume of device sales and sales price of the device.

Service sales increased by $0.5 million, or 101.3%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was driven by an increase in the volume of devices installed as generally all commercial systems installations generate service revenue.

Cost of sales

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Device	$1,215	$508	$707	139.2%	$3,511	$1,420	$2,091	147.3%
Service	445	201	244	121.4%	1,272	354	918	259.3%
Total cost of sales	$1,660	$709	$951	134.1%	$4,783	$1,774	$3,009	169.6%

Cost of device sales increased by $0.7 million, or 139.2%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was driven primarily by third party manufacturing costs and higher labor cost as a result of the increased volume of products sold. The increase is comprised of a $0.3 million increase in product hardware costs and a $0.4 million increase in labor cost as a result of the increase in the volume of products sold.

Cost of service sales increased by $0.2 million, or 121.4% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was driven primarily by an increase of $0.2 million in internal overheads and labor costs.

Cost of device sales increased by $2.1 million, or 147.3%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was driven primarily by third party manufacturing costs and higher labor cost as a result of increased volume of products sold. The increase is comprised of a $0.7 million increase in product hardware costs and a $1.4 million increase in labor cost as a result of the increase in the volume of products sold.

Cost of service sales increased by $0.9 million, or 259.3% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was driven primarily by an increase of $0.9 million in internal overhead and labor costs.

Research and development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Research and development	$7,338	$6,438	$900	14.0%	$22,937	$16,949	$5,988	35.3%

Research and development expenses increased by $0.9 million, or 14.0%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was driven primarily by an increase in personnel related costs of $0.6 million as a result of increased headcount, an increase in stock-based compensation expense of $0.1 million due to stock option and restricted stock unit awards granted, and an increase in consulting and outsource costs of $0.6 million, partially offset by grant fulfilments recorded as credits to research and development expenses of $0.4 million.

Research and development expenses increased by $6.0 million, or 35.3%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was driven primarily by an increase in personnel related costs of $5.8 million as a result of increased headcount, an increase in stock-based compensation expense of $1.0 million due to stock option and restricted stock unit awards granted, and an increase in consulting costs of $0.9 million, partially offset by grant fulfilments recorded as credits to research and development expenses of $1.8 million.

General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
General and administrative	$3,198	$6,827	$(3,629)	(53.2)%	$26,570	$15,348	$11,222	73.1%

General and administrative expenses decreased by $3.6 million, or 53.2%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease was driven primarily by a credit to stock based compensation expense for the previously recognized expense of $4.5 million related to forfeited awards of our former CEO, a decrease in recruitment expense of $0.7 million and a decrease in bonus expense of $0.7 million, partially offset by an increase in personnel salary and wages of $0.9 million as a result of increased headcount, an increase in insurance cost of $0.8 million and an increase in accounting and auditing fees of $0.6 million.

General and administrative expenses increased by $11.2 million, or 73.1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was driven primarily by an increase in stock-based compensation expense of $4.4 million when compared to the prior year, including $2.5 million related to the costs associated with 0.6 million RSU awards granted to our former CEO partially offset by a credit to stock-based compensation expense for the previously recognized expense of $4.5 million related to the Company's former CEO forfeited awards; an increase in personnel related costs of $3.6 million as a result of increased headcount; an increase in insurance cost of $2.4 million; an increase in recruitment expenses of $0.4 million and an increase in board of directors fees and expenses of $0.3 million.

Sales and marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Sales and marketing	$3,434	$2,787	$647	23.2%	$11,345	$5,770	$5,575	96.6%

Sales and marketing expenses increased by $0.6 million, or 23.2%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was driven primarily by an increase in personnel related expenses of $0.9 million due to increased headcount, an increase in stock-based compensation expense of $0.1 million due to stock option and restricted stock unit awards granted, an increase in travel expense of $0.2 million and an increase in consulting expenses of $0.2 million, partially offset by a decrease in marketing costs of $0.7 million and a decrease in marketing events of $0.1 million.

Sales and marketing expenses increased by $5.6 million, or 96.6%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was driven primarily by an increase in personnel related expenses of $4.2 million due to increased headcount, an increase in stock-based compensation expense of $0.2 million due to stock option and restricted stock unit awards granted, an increase in travel expense of $0.7 million and an increase in consulting expenses of $0.4 million.

Interest income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Interest income	$170	$3	$167	5,567%	$203	$13	$190	1,462%

Interest income increased by $167 thousand for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was driven primarily by higher interest rates during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Interest income increased by $190 thousand for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was driven primarily by higher interest rates during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
Other income (expense), net	$(59)	$(5)	$(54)	1,080%	$(63)	$2	$(65)	(3,250.0)%

Other income (expense), net had an unfavorable increase in other expense by $54 thousand for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This unfavorable increase in other expense was driven primarily by realized loss on foreign currencies.

Other income (expense), net had an unfavorable decrease in other income by $65 thousand for the nine months ended September 30, 2022 compared to the three months ended September 30, 2021. This unfavorable decrease in other income was driven primarily by realized loss on foreign currencies.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common and preferred stock. We have incurred significant cash burn and recurring net losses, which includes a net loss of $60.1 million for the nine months ended September 30, 2022, and an accumulated deficit of $196.4 million as of September 30, 2022. On December 22, 2021, we completed the Business Combination with HealthCor, and as a result we received gross proceeds of approximately $162.1 million and net proceeds of approximately $141.5 million. As of September 30, 2022, we had cash and cash equivalents of $132.5 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur a significant cash burn and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

Our ability to access capital when needed is not assured and, if capital is not available when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs, commercialization of our products, and other operations which could materially harm our operations, financial condition and operating results. We expect that our existing cash and cash equivalents, together with proceeds from the sales of our products and services, will enable us to conduct our planned operations for at least the next 12 months. Factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to manufacturing; (iii) changes we may make in our business or commercialization and hiring strategy; (iv) the impact of the COVID-19 pandemic; (v) costs of running a public company; (vi) higher inflation and increases in product transportation and labor costs; and (vii) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions. As part of the prioritization of our projects and expenditures, we will be assessing our strategic options for Liminal, our brain sensing platform, which is in the early stages of development.

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

Cash

As of September 30, 2022, we had cash and cash equivalents of $132.5 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, international expansion, and regulatory costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash used in operating activities	$(56,994)	$(29,047)
Net cash used in investing activities	(427)	(1,736)
Net cash provided by financing activities	2	35,439
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(57,419)	$4,656

Net cash used in operating activities

For the nine months ended September 30, 2022, net cash used in operating activities of $57.0 million was due primarily to a net loss of $60.1 million and changes in operating assets and liabilities of $6.5 million, partially offset by non-cash items of $9.6 million. Non-cash items were primarily stock-based compensation expense of $8.9 million, including $2.5 million related to costs associated with 0.6 million RSU awards granted to our former CEO, and depreciation expense of $0.8 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts receivable of $2.1 million, a decrease in due to related party of $1.9 million, a decrease in accounts payable of $1.5 million, a decrease in deferred grant funding of $1.4 million, an increase in unbilled receivables of $1.4 million, an increase in prepaid expenses and other current assets of $0.4 million, partially offset by an increase in deferred revenue of $1.1 million, an increase in accrued expenses and other liabilities of $0.8 million, a decrease in inventory of $0.3 million, and a decrease in other long term assets of $0.1 million.

For the nine months ended September 30, 2021, net cash used in operating activities of $29.0 million was due primarily to a net loss of $38.8 million, partially offset by changes in operating assets and liabilities of $6.2 million and non-cash items of $3.5 million. Non-cash items were primarily stock-based compensation expense of $3.1 million and depreciation expense of $0.4 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts payable of $3.9 million, an increase in accrued expenses and other liabilities of $2.0 million, an increase in deferred grant funding of $1.9 million, a decrease in due from related party of $1.5 million, an increase in deferred revenue of $1.0 million, an increase in due to related party of $1.2 million, and a decrease in other assets of $0.2 million, partially offset by an increase in prepaid expenses and other current assets of $2.9 million, an increase in inventory of $1.1 million, an increase in accounts receivable of $0.8 million, and an increase in other long term assets of $0.6 million.

Net cash used for investing activities

For the nine months ended September 30, 2022, net cash used in investing activities of $0.4 million was from fixed assets purchased.

For the nine months ended September 30, 2021, net cash used in investing activities of $1.7 million was from fixed assets purchased.

Net cash provided by financing activities

For the nine months ended September 30, 2022, net cash provided by financing activities of $2.0 thousand was proceeds from option exercises.

For the nine months ended September 30, 2021, net cash provided by financing activities of $35.4 million was primarily due to proceeds from issuance of Series D convertible preferred stock of $30.5 million, investment from 4Bionics, LLC of $3.5 million and proceeds from options exercises of $1.5 million.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the three and nine months ended September 30, 2022 and 2021.

In April 2020, we received a $1.6 million grant from the BMGF for the provision and equipping of 20 sites with our portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. During the third quarter of 2021, we were awarded an additional $3.3 million grant, of which $2.5 million was received from the BMGF in September 2021. During the second quarter of 2022, the Company received the remaining amount of $0.8 million. Refer to Note 12 in the notes to our condensed combined and consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the BMGF grant. Any grant funds, plus any income, that have not been used for, or committed to, the project must be returned promptly to BMGF upon expiration of or termination of the agreement. Both of the grants are designed to support the deployment of a total of 25 Swoop devices and other services to investigators, which commenced in the spring of 2021, and is expected to fund the program for approximately two years. At September 30, 2022, 20 Swoop system units and 10 baby cradles were provisioned and delivered to BMGF and certain milestones for service deliverables were also met. These grants are designed to provide data to validate the use of our Swoop system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury.

We had no other significant contractual obligations as of September 30, 2022.

For information on contingencies, refer to Note 12 in the notes to our condensed combined and consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed combined and consolidated financial statements and notes thereto for the three and nine months ended September 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our cash equivalents as of September 30, 2022 consisted of $38.0 million in money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. We do not believe that a hypothetical 10% change in interest rates would have a material effect on our cash flows or operating results.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, solely due to the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Other than the changes made to remediate the material weakness described above, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel, including our Vice Chairperson and the Founder of Legacy Hyperfine and Liminal, Dr. Jonathan Rothberg, and our Executive Chairperson, R. Scott Huennekens, and our newly appointed President and Chief Executive Officer, Maria Sainz, as well as our recently expanded management team and our research and development, manufacturing, software engineering and sales and marketing personnel. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial, legal and other resources. Competition for qualified personnel in the medical device industry is intense. Due to this intense competition, we may be unable to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Third party suppliers utilized by our manufacturer such as Benchmark have and may continue to impose pricing pressures. Because we currently also rely on Benchmark to manufacture, test and ship all of the Swoop scanners and on a limited number of suppliers to supply our components, including Benchmark to purchase the magnet used in the scanner from a single source supplier, such pricing pressures from a third party such as Benchmark have and could increase our costs and could force us to increase the prices of our products if we are unable to enter into alternative arrangements with other suppliers or manufacturers, potentially leading to decreased customer demand.

We could fail to maintain the listing of our Class A common stock on Nasdaq, which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

The Nasdaq Stock Market has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. As of the date of this filing, our Class A common stock is trading below $1.00 per share. If a company trades for 30 consecutive business days below such minimum closing bid price, it will receive a deficiency notice from Nasdaq. Assuming it is in compliance with the other continued listing requirements, Nasdaq would provide such company a period of 180 calendar days in which to regain compliance by maintaining a closing bid price at least $1.00 per share for a minimum of ten consecutive business days. If we receive a deficiency notice and are not able to regain compliance, there is a risk that our Class A common stock may be delisted from Nasdaq, which could have a material adverse effect on the Company and its stockholders, including by reducing the liquidity of our shares and having a material adverse effect on our ability to raise capital or complete a strategic transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1+	Offer Letter, dated as of October 4, 2022, by and between Hyperfine, Inc. and Maria Sainz.		Form 8-K (Exhibit 10.1)	10/6/2022	001-39949
10.2+	Executive Severance Plan, as amended.		Form 8-K (Exhibit 10.2)	10/6/2022	001-39949
10.3+	Letter Agreement, dated as of August 8, 2022, by and between Hyperfine, Inc. and R. Scott Huennekens.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

HYPERFINE, INC.
Date: November 10, 2022	By: /s/ Maria Sainz
Maria Sainz
President and Chief Executive Officer

Date: November 10, 2022	By: /s/ Alok Gupta
Alok Gupta
Chief Financial Officer