Form 10-Q
period 2023-03-31
Hyperfine, Inc.
filed 2023-05-11
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, the registrant had 56,021,261 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

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

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other filings that we make with the Securities and Exchange Commission (the “SEC”). The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,027	$117,472
Restricted cash	713	771
Accounts receivable, less allowance of $191 and $180 as of March 31, 2023 and December 31, 2022, respectively	3,018	2,103
Unbilled receivables	713	454
Inventory	5,744	4,622
Prepaid expenses and other current assets	2,923	3,194
Due from related parties	—	48
Total current assets	117,138	128,664
Property and equipment, net	3,091	3,248
Other long term assets	1,873	2,139
Total assets	$122,102	$134,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,668	$678
Deferred grant funding	713	771
Deferred revenue	1,415	1,378
Due to related parties	64	—
Accrued expenses and other current liabilities	4,141	5,976
Total current liabilities	8,001	8,803
Long term deferred revenue	1,364	1,526
Total liabilities	9,365	10,329
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Class A Common stock, $.0001 par value; 600,000,000 shares authorized; 56,000,995 and 55,622,488 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Class B Common stock, $.0001 par value; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	334,374	333,199
Accumulated deficit	(221,644)	(209,484)
Total stockholders' equity	112,737	123,722
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$122,102	$134,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Sales
Device	$2,132	$1,192
Service	503	317
Total sales	2,635	1,509
Cost of sales
Device	1,071	1,037
Service	409	388
Total cost of sales	1,480	1,425
Gross margin	1,155	84
Operating Expenses:
Research and development	5,461	8,334
General and administrative	6,182	11,360
Sales and marketing	2,547	4,161
Total operating expenses	14,190	23,855
Loss from operations	(13,035)	(23,771)
Interest income	869	1
Other income (expense), net	6	(5)
Loss before provision for income taxes	(12,160)	(23,775)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(12,160)	$(23,775)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.17)	$(0.34)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	70,864,226	70,332,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2022	55,622,488	$5	15,055,288	$2	$333,199	$(209,484)	$123,722
Net loss	—	—	—	—	—	(12,160)	(12,160)
Issuance of restricted stock	324,296	—	—	—	—	—	—
Exercise of stock options	54,211	—	—	—	49	—	49
Stock-based compensation expense	—	—	—	—	1,126	—	1,126
Balance, March 31, 2023	56,000,995	$5	15,055,288	$2	$334,374	$(221,644)	$112,737

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2021	55,277,061	$5	15,055,288	$2	$322,540	$(136,320)	$186,227
Net loss	—	—	—	—	—	(23,775)	(23,775)
Stock-based compensation expense	—	—	—	—	4,111	—	4,111
Balance, March 31, 2022	55,277,061	$5	15,055,288	$2	$326,651	$(160,095)	$166,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,160)	$(23,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	254	253
Stock-based compensation expense	1,126	4,111
Payments received on net investment in lease	2	2
Changes in assets and liabilities:
Accounts receivable	(915)	(1,391)
Unbilled receivables	(259)	(387)
Inventory	(1,122)	(228)
Prepaid expenses and other current assets	272	(1,848)
Due from related parties	48	13
Prepaid inventory	281	—
Other long term assets	(18)	11
Accounts payable	954	(565)
Deferred grant funding	(58)	(679)
Deferred revenue	(125)	584
Due to related parties	64	(1,884)
Accrued expenses and other current liabilities	(1,835)	(1,506)
Net cash used in operating activities	(13,491)	(27,289)
Cash flows from investing activities:
Purchases of property and equipment	(61)	(308)
Net cash used in investing activities	(61)	(308)
Cash flows from financing activities:
Proceeds from exercise of stock options	49	—
Net cash provided by financing activities	49	—
Net decrease in cash and cash equivalents and restricted cash	(13,503)	(27,597)
Cash, cash equivalents and restricted cash, beginning of period	118,243	191,160
Cash, cash equivalents and restricted cash, end of period	104,740	163,563
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	104,027	161,580
Restricted cash	713	1,983
Total cash, cash equivalents and restricted cash	$104,740	$163,563
Supplemental disclosure of noncash information:
Noncash acquisition of fixed assets	$36	$62
Write-off of notes receivable	$—	$90

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is an innovative health technology business with a mission to revolutionize patient care globally through transformational, accessible, clinically relevant diagnostic imaging and data solutions. The Company's Swoop® Portable Magnetic Resonance (“MR”) Imaging® System (“Swoop® system”) produces high-quality images at a lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions on a patient in various settings where MRI devices have previously been inaccessible. The easy-to-use interface and portable design of the Company's Swoop® system make it accessible anywhere in a hospital, clinic, or patient care site. The Company is working to realize its vision of providing affordable and accessible imaging of health conditions to clinicians worldwide. The Company received 510(k) clearance for brain imaging from the U.S. Food and Drug Administration (“FDA”) in 2020. In February 2023, the Company received 510(k) clearance from the FDA of the latest update of its Swoop® system software. This updated software significantly improves diffusion-weighted imaging (DWI) and image quality. The Swoop® system has since been authorized for brain imaging in several countries, including the European Union (CE marking), the United Kingdom (UK Conformity Assessment (“UKCA”)), Canada, Australia and New Zealand. All of the Company’s revenue to date has been generated from sales of the Swoop® system and related services. In December 2022, the Company suspended its Liminal program to develop a device to non-invasively measure key vital signs in the brain. In addition to Legacy Hyperfine and Liminal, the Company has an indirect wholly-owned subsidiary in the United Kingdom that did not have any significant operations during 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. All intercompany transactions and balances have been eliminated.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2023, or any other period.

Except as described elsewhere in this Note 2 under the heading “Recent Accounting Pronouncements”, there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2022 and 2021.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

Risks and Uncertainties

The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency (“PHE”) by the President of the United States on March 13, 2020, has led to adverse impacts on the United States and global economies and created uncertainty regarding potential impacts on the Company’s operating results, financial condition and cash flows. The Biden administration renewed the PHE on January 11, 2023 and has indicated that they intend for the PHE to expire on May 11, 2023. The Company continues to evaluate the impact of the COVID-19 pandemic on its industry and the Company and has concluded that while it is reasonably possible that the virus could have a future negative effect on the Company's financial position and results of its operations in its condensed consolidated financial statements, the specific future impact is not readily determinable as of the date of the filing of this Quarterly Report on Form 10-Q. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company relies on single source manufacturers and suppliers for the supply of its products. Disruption from these manufacturers or suppliers has and would have a negative impact on the Company’s business, financial position and results of operations in its condensed consolidated financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash deposits with financial institutions that, from time to time, exceed applicable insurance limits. The Company reduces this risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy. Cash and cash equivalents are maintained with several financial institutions domestically and internationally. The combined account balances held on deposit at each institution typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company monitors this credit risk and makes adjustments to the concentrations as necessary. As of March 31, 2023 and December 31, 2022, the Company had total cash deposits and cash equivalents of $93,648 and $92,732, respectively. Total cash deposits exceeded the FDIC insurance coverage amounts.

With respect to accounts receivable, credit risk is mitigated by the Company’s ongoing credit evaluation of its customers’ financial condition. Three customers accounted for more than 10 percent of trade receivables for the three months ended March 31, 2023 and the years ended December 31, 2022. With respect to revenues, one customer accounted for more than 10% of revenues for the three months ended March 31, 2023 and five customers each accounted for more than 10% of revenue for the three months ended March 31, 2022.

Segment Information

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (“CEO”). Legacy Hyperfine represents one operating segment. Also, as noted above, in December 2022, the Company suspended its program to develop a device to non-invasively measure key vital signs in the brain, which was the focus of Liminal. All of the Company’s long-lived assets are located in the United States. Other than $1,034 of revenue recognized in non-U.S. countries for the three months ended March 31, 2023, all of the revenues during these periods were earned in the United States. Since the Company is aggregated into a single reportable segment, all required financial segment information is provided in the condensed consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions included:

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

•
Revenue recognition, including determination of the timing and pattern of satisfaction of performance obligations, determination of the standalone selling price (“SSP”) of performance obligations and estimation of variable consideration, if any;
•
Allowance for credit losses;
•
Net realizable value (the selling price as well as estimated costs of disposal and transportation) of inventory, and demand and future use of inventory;
•
Valuation allowances with respect to deferred tax assets; and
•
Assumptions underlying the fair value used in the calculation of stock-based compensation expense.

The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

On September 29, 2022 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The amendments in this update require entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The guidance should be applied retrospectively to all periods in which a balance sheet is presented, except for the rollforward requirement, which should be applied prospectively. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard also requires that financial assets measured at amortized cost be presented at the net amount anticipated to be collected via an allowance for credit losses that is deducted from the amortized cost basis. Pursuant to ASU 2016-13, the Company is required to measure all expected credit losses based upon historical experience, current conditions, and reasonable (and supportable) forecasts that affect the collectability of the financial asset. The Company adopted this update effective January 1, 2023 and the implementation of this update did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

		Three Months Ended March 31,
	Pattern of Recognition	2023	2022
Device	Point in time	$2,132	$1,192
Service	Over time	503	317
Total revenue		$2,635	$1,509

Contract Balances

Contract balances represent amounts presented in the condensed consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. Deferred revenue represents consideration received from customers at the beginning of the subscription period for services that are transferred to the customer over the respective subscription period. The accounts receivable balances represent amounts billed to customers for goods and services where the Company has an unconditional right to payment of the amount billed.

The following table provides information about receivables and deferred revenue from contracts with customers:

	March 31, 2023	December 31, 2022
Accounts receivable, net	$3,018	$2,103
Unbilled receivables - current	$713	$454
Unbilled receivables - non-current(1)	$781	$744
Deferred revenue	$1,415	$1,378
Long term deferred revenue	$1,364	$1,526

______________________

(1) Recorded in other long term assets in the Company’s consolidated balance sheets.

The Company recognizes a receivable when it has an unconditional right to payment. Typical payment terms require the Company's customers to pay the Company within 30 days of invoice and up to less than one year based on the terms agreed upon with the respective customer.

Accounts Receivable, Unbilled Services, and Deferred Revenue

Accounts receivable are recorded at net realizable value. Unbilled receivables arise when performance obligations are satisfied for which revenue has been recognized but the customers have not been billed. Contractual provisions and payment schedules may or may not correspond to the timing of the performance of services under the contract.

Deferred revenue is a contract liability that consists of customer payments received in advance of performance and billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period.

The amount of revenue recognized during the three months ended March 31, 2023 and 2022 that was included in the deferred revenue balance at the beginning of the period was $430 and $203, respectively.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

Timing of Billing and Performance

Difference in the timing of revenue recognition and associated billings and cash collections result in recording of billed accounts receivable, unbilled accounts receivable (including contract assets), and deferred revenue on the consolidated balance sheet. Amounts are billed in accordance with the agreed-upon contractual terms, resulting in recording unbilled accounts receivable in instances where the right to bill is contingent solely on the passage of time, and contract assets in instances where the right to consideration is conditional on something other than the passage of time.

Revenue from Leasing Arrangements

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under ASC 842, including leases for the three months ended March 31, 2023 and the year ended December 31, 2022. The Company records operating lease rental revenue as service revenue on a straight-line basis over the lease term. The Company recorded service revenue from lease arrangements of $114 and $112 for the three months ended March 31, 2023 and 2022, respectively. The Company records revenue from the sale of hardware devices under sales-type leases as device revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in device revenue in the consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $180 and $247 as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized $16 and $84, respectively, in expense related to the amortization of the capitalized contract costs.

Transaction price allocated to remaining performance obligations

As of March 31, 2023 and December 31, 2022, the Company had remaining performance obligations amounting to $8,675 and $8,663, respectively. The Company expects to recognize approximately 51% of its remaining performance obligations as revenue in fiscal year 2023, and an additional 49% in fiscal year 2024 and thereafter.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had no assets or liabilities classified as Level 2 or Level 3 and there were no transfers between fair value measurement levels during the three months ended March 31, 2023 and 2022.

The Company had $93,648 and $93,502 of money market funds and demand deposit accounts included in cash and cash equivalents and restricted cash as of March 31, 2023 and December 31, 2022, respectively. These assets were valued using quoted prices in active markets and accordingly were classified as Level 1.

5. INVENTORIES

A summary of inventories is as follows:

	March 31, 2023	December 31, 2022
Raw materials	$2,552	$2,241
Finished goods	3,192	2,381
Total inventories	$5,744	$4,622

Manufacturing overhead costs primarily include management’s best estimate and allocation of the labor costs incurred related to acquiring finished goods from the Company’s contract manufacturer. Labor costs include wages, taxes and benefits for employees involved in warehousing, logistics coordination, material sourcing, and production planning activities.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	March 31, 2023	December 31, 2022
Laboratory equipment	$923	$923
Research devices	1,709	1,709
Sales and marketing devices	524	524
Computer equipment	623	623
Construction in progress	377	359
Tooling	372	372
Trade show assets	254	254
Leased devices	453	453
Other	432	353
	5,667	5,570
Less: Accumulated depreciation and amortization	(2,576)	(2,322)
Property and equipment, net	$3,091	$3,248

Depreciation expense amounted to $254 and $253 for the three months ended March 31, 2023 and 2022, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Bonus	$1,061	$2,674
Contracted services	837	1,127
Legal fees	263	261
Payroll and related benefits	1,648	1,876
Other	332	38
Total accrued expenses and other current liabilities	$4,141	$5,976

8. EQUITY INCENTIVE PLAN

The Company's 2021 Equity Incentive Plan (the “Hyperfine Plan”) is administered by the Company's board of directors and its compensation committee, which may grant restricted stock units (“RSUs”) and options to purchase shares either as incentive stock options or non-qualified stock options, and other stock-based awards. The option grants are subject to certain terms and conditions, option periods and conditions, exercise rights and privileges as set forth in the Hyperfine Plan.

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the three months ended March 31, 2023:

Number of Options
Outstanding at January 1, 2023	10,719,564
Granted(1)	3,077,411
Exercised	(54,211)
Forfeited	(444,776)
Outstanding at March 31, 2023	13,297,988

_________________________

(1) Includes inducement stock options to purchase 1,000,000 shares of common stock granted to the Company’s Chief Administrative Officer and Chief Financial Officer outside of the Hyperfine Plan and in accordance with Nasdaq Listing Rule 5635(c)(4).

In general, each award will vest based on continued service which is generally over 4 years. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted stock unit activity

The following table summarizes the changes in the Company’s outstanding RSUs for the three months ended March 31, 2023:

Number of RSUs
Outstanding at January 1, 2023	1,585,359
Granted	26,500
Vested	(324,296)
Forfeited	(135,967)
Outstanding at March 31, 2023	1,151,596

Included in the table above are service-based RSUs. During the three months ended March 31, 2023, the Company granted 26,500 service-based awards. The fair value of RSUs was estimated on the date of grant based on the fair value of the Company’s Class A common stock.

The following table presents details of stock-based compensation expenses by functional line item noted within the Company's operating expenses:

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Cost of sales	$23	$16
Research and development	206	781
Sales and marketing	38	96
General and administrative	859	3,218
	$1,126	$4,111

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net Loss	$(12,160)	$(23,775)
Numerator for Basic and Dilutive EPS – Loss available to common stockholders	$(12,160)	$(23,775)
Denominator:
Common Stock	70,864,226	70,332,349
Denominator for Basic and Dilutive EPS - Weighted-average common stock	70,864,226	70,332,349
Basic and dilutive net loss per share	$(0.17)	$(0.34)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three Months Ended March 31,
	2023	2022
Outstanding options to purchase common stock	13,297,988	11,482,461
Outstanding RSUs	1,151,596	1,778,051
Earn-Out Shares (1)	9,400,616	10,000,000
Total anti-dilutive common equivalent shares	23,850,200	23,260,512

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Income taxes for the three months ended March 31, 2023 and 2022 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three months ended March 31, 2023 and 2022. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, research and development credits, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2023 and 2022 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

11. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut which is being leased from an unrelated landlord by 4Catalyzer Corporation (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis. A total of approximately $28 and $30 was paid during the three months ended March 31, 2023 and 2022, respectively.

In January 2018, the Company entered into a Promissory Note (the “Note”) with one of its employees (the “Borrower”) in the amount of $90. The Note bore interest at a rate equal to 1.68% per annum. In accordance with the terms of the Note, since the Borrower remained employed with the Company on the maturity date of January 11, 2022. The then $90 of the outstanding principal amount and all interest accrued to that date was forgiven and the Borrower is no longer required to repay the amount.

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

The Company incurred and recorded expenses from 4C of $20 and $154 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 there was $64 due to 4C and as of December 31, 2022 there was $48 due from 4C for expenses paid on its behalf. These receivables and payables are included in due from related parties and due to related parties, respectively, on the condensed consolidated balance sheet.

Legacy Hyperfine and Liminal entered into Technology and Services Exchange Agreements (each, a “TSEA” and collectively, the “TSEA”) with other participant companies controlled by the Rothbergs. A TSEA by and among Butterfly Network, Inc., AI Therapeutics, Inc., Quantum-Si Incorporated, 4Bionics, Tesseract Health, Inc., Detect, Inc. (f/k/a Homodeus Inc.), Legacy Hyperfine and Liminal was signed in November 2020; a TSEA by and among Quantum-Si Incorporated, AI Therapeutics, Inc., 4Bionics, Tesseract Health, Inc., Detect, Inc., Legacy Hyperfine and Liminal was signed in February 2021 (and which Protein Evolution, Inc. joined in August 2021); and a TSEA by and among Legacy Hyperfine, Liminal, AI Therapeutics, Inc., Tesseract Health, Inc. and Detect, Inc. was signed in July 2021 and became effective upon the Closing. Under the TSEA, Legacy Hyperfine, Liminal and other participant companies may, in their discretion, permit the use of non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, by other participant companies. There were no remaining amounts receivable or payable at March 31, 2023 or December 31, 2022.

12. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2023 or 2022.

During 2020, the Company was awarded a $1,610 grant from the Bill & Melinda Gates Foundation (“BMGF”) for the provision and equipping of 20 sites with the Company’s portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality (the “Project”) through February 2023. The corresponding funding for the Project from BMGF is recorded as a reduction in research and development expenses when realized during the period. During 2021, the Company was awarded an additional $3,300 grant from the BMGF, of which $2,500 was received for the provision and equipping of five sites and other related deliverables. On March 29, 2023, the term of the BMGF grant agreement was extended to February 28, 2024. The funds are accounted for as restricted cash with an offset to deferred grant revenue. During the three months ended March 31, 2023, $58 was released from restricted cash. At March 31, 2023 and December 31, 2022, the Company has $713 and $771, respectively, of restricted cash on the condensed consolidated balance sheets. Any grant funds, plus any income, that have not been used for, or committed to, the Project must be returned promptly to the BMGF upon expiration of or termination of the agreement. As of March 31, 2023 and December 31, 2022, there were no grant fund amounts that were required to be returned under the terms of the Project.

Purchase Commitments

The Company’s purchase commitments and obligations include all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which the Company has not received the goods or services. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on the Company’s business needs prior to the delivery of goods or performance of services.

Operating Leases

On March 31, 2023, the Company entered into a lease agreement for approximately 2,225 square feet of office facilities in Palo Alto, California, effective May 1, 2023. The lease term is 12 months beginning May 1, 2023, and includes an option to renew for an additional term at the then prevailing rental rate. The exercise of the lease renewal option is at the Company’s sole discretion. Future minimum commitments due under the lease agreement as of March 31, 2023, are $129 for the remainder of 2023 and $65 thereafter.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

The Company has indemnification obligations under some agreements that the Company enters into with other parties in the ordinary course of business, including business partners, investors, contractors, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party against claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in any particular case. That Company has not recorded any liability under such indemnification provisions within its condensed consolidated balance sheets. The Company is not aware of any claims or other circumstances that would give rise to material payments from the Company under such indemnification provisions.

The Company agreed to pay $1,000 to a third party service provider if the Companies’ pre-closing equity holders receive any Earn-Out Shares. As the Company has not met the criteria to trigger the earn-out, such payment is not determined to be probable and no liability was recognized within our condensed consolidated balance sheets. See Note 9. Net Loss Per Share, for further information regarding the earn-out criteria.

13. RESTRUCTURING

During the quarter ended December 31, 2022, the Company initiated and carried out certain restructuring actions in order to reduce costs, conserve cash and improve efficiency. During the three months ended March 31, 2023, the Company recorded $14 in operating expense in the Company's condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023, the Company incurred a total cumulative charge of $1,016 of restructuring and related expenses. This restructuring plan was substantially completed as of March 31, 2023 and the Company does not expect to incur significant additional expenses related to this restructuring plan.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and has determined that there were no subsequent events required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in our Annual Report on Form 10-K filed with the SEC on March 22, 2023. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2022, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Hyperfine, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, respectively, present the financial position and results of operations of Hyperfine, Inc. and its wholly owned subsidiaries.

Overview

We are an innovative health technology business with a mission to revolutionize patient care globally through transformational, accessible, clinically relevant diagnostic imaging and data solutions. Our Swoop® Portable Magnetic Resonance (“MR”) Imaging® System (“Swoop® system”) produces high-quality images at a lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions on a patient in various settings where MRI devices have previously been inaccessible. The easy-to-use interface and portable design of our Swoop® system make it accessible anywhere in a hospital, clinic, or patient care site. We are working to realize our vision of providing affordable and accessible imaging of health conditions to clinicians worldwide.

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

Despite its advantages, many healthcare institutions worldwide lack the facilities, qualified operators, and capital necessary to acquire and maintain expensive MRI devices. The Swoop® system is intended for use at the patient’s bedside in any professional healthcare facility, such as a physician’s office, rehabilitation center, emergency department or critical care facility. The demand for MRI has been increasing due to the aging population and the rising prevalence of neurological, cardiovascular, and neurodegenerative conditions and cancer. Healthcare professionals and insurers recognize imaging as a cost-effective and non-invasive diagnostic tool for evaluation and ongoing monitoring. The Swoop® system is the next generation MRI device designed to increase access to MRI in a cost-effective manner and expand the current $28 billion imaging market.

We believe the adoption of the Swoop® system by healthcare professionals has benefits across healthcare communities in both high and low resource settings. Our Swoop® system and technology provides diagnostic quality and clinically relevant images to aid healthcare professionals and clinicians of various levels of expertise in managing their patients. Through our collaborations with the healthcare community, we have begun to optimize our software ecosystem to harness artificial intelligence (“AI”) and cloud technology to transform the system into a bedside clinical decision support platform. These efforts seek to improve image quality, help users analyze images, and reduce the time to diagnosis. In December 2022, we suspended the development of our Liminal brain sensing platform which was the focus of Liminal and was in the early stages of development to non-invasively measure key vital signs in the brain.

Legacy Hyperfine received initial 510(k) clearance for brain imaging from the U.S. Food and Drug Administration (“FDA”) in 2020. In February 2023, we received 510(k) clearance from the FDA of the latest update of our Swoop® system software. This updated software significantly improves diffusion-weighted imaging (DWI) and image quality. The Swoop® system has since been authorized for brain imaging in several countries, including the European Union (CE marking), the United Kingdom (UKCA), Canada, Australia and New Zealand.

The Swoop® system is a bedside MRI device for producing images that display the internal structure of the head where full diagnostic examination is not physically or clinically practical nor possible. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. We are building our direct commercial infrastructure in the United States and plan to sell our products in other countries through direct sales or distributors.

In December 2022, we announced an organizational restructuring designed to decrease our costs and create a more streamlined organization to support our business. As a result, we terminated approximately 13% of our global workforce including, among others, the employees of our subsidiary, Liminal. In connection with the restructuring, we incurred $1.0 million of costs consisting primarily of cash severance costs, other severance benefits, fixed asset impairment costs and other related restructuring costs. We substantially completed the restructuring in the first quarter of 2023. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

Certain Risks and Uncertainties

The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020 and declared a National Emergency (“PHE”) by the President of the United States on March 13, 2020, has led to adverse impacts on the United States and global economies and created uncertainty regarding potential impacts on our operating results, financial condition and cash flows. The Biden administration renewed the PHE on January 11, 2023 and has indicated that they intend for the PHE to expire on May 11, 2023. We continue to evaluate the impact of the COVID-19 pandemic on our industry and us and have concluded that while it is reasonably possible that the virus could have a future negative effect on our financial position and results of operations, the specific impact is not readily determinable as of the date of the filing of this Quarterly Report on Form 10-Q. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We rely on single source manufacturers and suppliers for the supply of our products. Disruption from these manufacturers or suppliers has and could have a negative impact on our business, financial position and results of operations in our condensed consolidated financial statements.

Please refer to the section titled, "Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 22, 2023 for more information. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic and actions that may be taken by government authorities across the United States and elsewhere. We will continue to monitor the performance of our business and reassess the impacts of COVID-19.

Key Performance Metrics

We review the key performance measures discussed below to evaluate the business and measure performance, identify trends, formulate plans and make strategic decisions.

Installed Base

The Swoop® system total installed base consists of three components, discussed in further detail below: Commercial system installations (which make up total revenue), grant fulfillment installations, and research unit installations. The Swoop® system total installed base (or total installed units) is the number of Swoop® system devices deployed to hospitals, other healthcare providers, and research institutions. We view the total installed base as a key metric of the growth of our business and is measured from period over period. As of March 31, 2023, we had a total of 116 Swoop® systems installed, including 24 research units which are installed, at no cost to the institutions, to expand clinical use cases.

Presented below is a breakout of total Swoop® systems installed as of the three months ended March 31, 2023 and 2022:

	TOTAL INSTALLED UNITS
	As of March 31, 2023	As of March 31, 2022
Commercial systems installations	72	38
Grant fulfillment installations	20	20
	92	58
Research units	24	27
Total Installed Units	116	85

Commercial system installations reflect device sales and subscription services through commercial agreements (commercial sales) or through research transfer agreements ("RTA") sales. Commercial sales are made to hospitals and other healthcare providers as direct sales of devices and software subscription and support services or through subscriptions for the use of the device and software. RTA sales represent the sale of Swoop® system units for research use purposes. Our revenue for the three months ended March 31, 2023 and 2022 is derived from commercial sales and RTA sales.

Grant fulfillment installations consist of shipments of Swoop® system units to hospitals and other clinical facilities designated by the Bill & Melinda Gates Foundation (“BMGF”). The corresponding funding for these installations from BMGF is recorded as a reduction in the research and development expenses when realized during the period.

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

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Technical innovation

We have developed our device through extensive research and development activities. Our Swoop® system is designed to make the customer experience as easy as possible through our integrated, easy-to-use interface that portrays images on an Apple iPad®. In addition to this design, our team is focused on clinical support programs that help integrate the Swoop® system into any hospital or clinic workflow. We believe that as the Swoop® system becomes integrated into intensive care units (ICUs) and sites across medical practices, we will gain more insights into our product’s usability and potential and may develop automated analysis of images that we believe will lead to further efficiencies in patient diagnosis. We plan to continue developing our technology to expand into new imaging applications to enable us to reach the broader care continuum of diagnosis and clinical decision-making. Although we expect these activities in technical innovation will increase our research and development expenses, we expect them to positively impact our results of operations and profitability in the future.

Commercialization efforts on the Swoop® system

Our primary commercial focus is on the United States. Legacy Hyperfine received initial 510(k) clearance from the FDA in 2020. We are focused on building relationships and executing contracts with U.S. hospital systems. We are building a direct sales organization in the United States and have recently made changes within our sales and clinical support teams who are working in strong collaboration to increase adoption, support successful implementations and drive routine use at customer sites.

Expand sales in international markets

The countries in which we have begun commercializing our Swoop® system include the United Kingdom, Canada, Australia and New Zealand. We obtained a Medical Device License issued by Health Canada, UKCA certification in the United Kingdom, CE marking in the EU and regulatory authorization in Australia and New Zealand.

While we will maintain our commercial focus in the United States in 2023, our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and timely management of health conditions worldwide is currently made possible by grant funding from the BMGF. Through our engagement with BMGF, we have deployed and continue to deploy the Swoop® system in low-middle income settings without readily-accessible MRI technology. The multiple grants provided by our research partnership with BMGF, which commenced funding in the spring of 2020, support the deployment of 25 Swoop® system and accessories to investigators. At March 31, 2023, 20 Swoop® system units were provisioned and delivered to BMGF and the majority of the milestones for service deliverables were also met. The ongoing investigation is designed to provide data to validate the potential use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection, and birth-related injury.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2023 and 2022. Our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,		Change
($ Amounts in thousands)	2023	2022	%
Sales
Device	$2,132	$1,192	78.9%
Service	503	317	58.7%
Total sales	2,635	1,509	74.6%
Cost of Sales
Device	1,071	1,037	3.3%
Service	409	388	5.4%
Cost of sales	1,480	1,425	3.9%
Gross margin	1,155	84	NM
Operating expenses:
Research and development	5,461	8,334	(34.5)%
General and administrative	6,182	11,360	(45.6)%
Sales and marketing	2,547	4,161	(38.8)%
Total operating expenses	14,190	23,855	(40.5)%
Loss from operations	(13,035)	(23,771)	(45.2)%
Interest income	869	1	NM
Other expense, net	6	(5)	NM
Loss before provision for income taxes	(12,160)	(23,775)	(48.9)%
Provision for income taxes	—	—
Net loss and comprehensive loss	$(12,160)	$(23,775)	(48.9)%

Comparison of the Three Months Ended March 31, 2023 and 2022 ($ Amounts shown in tables in thousands)

Sales

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Device	$2,132	$1,192	$940	78.9%
Service	503	317	186	58.7%
Total sales	$2,635	$1,509	$1,126	74.6%

Device sales increased by $0.9 million, or 78.9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was driven by an increase in average selling price per device. At the end of the first quarter of 2022 and at the end of the first quarter of 2023, we took a pricing action by increasing the price of the device while lowering the price of the annual subscription. These pricing actions resulted in higher device revenue per unit and lower service revenue per unit for sales under our primary business model, ownership accompanied by an annual service and support agreement. In addition, revenue is typically recognized for sales of hardware devices where control of the product transfers to the customer upon shipment of goods.

Service sales increased by $0.2 million, or 58.7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was driven by an increase in the volume of devices installed as generally all commercial systems installations generate service revenue. Service sales revenue is generally recognized over time as we are providing the customer with technical and software upgrade support and ongoing access to our resources throughout the subscription period. This type of revenue is recurring in nature and we expect will continue to grow as more devices are sold.

Cost of sales

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Device	$1,071	$1,037	$34	3.3%
Service	409	388	21	5.4%
Total cost of sales	$1,480	$1,425	$55	3.9%

Cost of device sales increased by less than $0.1 million, or 3.3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This slight increase was driven primarily by increases in third party manufacturing costs and labor cost, which resulted in an increase in per unit cost.

Cost of service sales increased by less than $0.1 million, or 5.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This slight increase was driven primarily by an increase in internal overhead and labor costs.

Research and development

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Research and development	$5,461	$8,334	$(2,873)	(34.5)%

Research and development expenses decreased by $2.9 million, or 34.5%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was driven primarily by a decrease in personnel related costs of $2.2 million as a result of decreased headcount, a decrease in stock-based compensation expense of $0.6 million, a decrease in consulting and outsource costs of $0.5 million, a decrease in laboratory tools expenses of $0.1 million, and a decrease in grant fulfilments recorded as credits to research and development expenses of $0.5 million.

General and administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
General and administrative	$6,182	$11,360	$(5,178)	(45.6)%

General and administrative expenses decreased by $5.2 million, or 45.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. As part of the restructuring action in the fourth quarter of 2022, we established a lean executive leadership team and a focus on cost efficiency. The decrease in general and administrative expenses was driven primarily by a decrease in stock based compensation expense of $2.4 million primarily related to executive grants, a decrease in personnel salary and wages of $1.0 million as a result of decreased headcount including executive leadership positions, a decrease in accounting and auditing fees of $0.5 million, a decrease in consulting and professional expenses of $0.3 million, a decrease in legal fees and patent related expenses of $0.3 million, a decrease in insurance cost of $0.3 million, a decrease in SEC related costs and compliance related costs of $0.2 million and a decrease in software expenses of $0.2 million.

Sales and marketing

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Sales and marketing	$2,547	$4,161	$(1,614)	(38.8)%

Sales and marketing expenses decreased by $1.6 million, or 38.8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was driven primarily by a decrease in personnel related expenses of $0.9 million due to decreased headcount related to the restructuring action in the fourth quarter of 2022 and a decrease in marketing costs of $0.8 million partially offset by an increase in employee recruitment costs of $0.1 million.

Interest income

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Interest income	$869	$1	$868	86,800.0%

Interest income increased by $0.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was driven primarily by a higher interest rates and higher cash balances in money market funds during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Other income (expense), net

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Other income (expense), net	$6	$(5)	$11	(220.0)%

Other income (expense), net had a favorable increase in other income of $11 thousand for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This favorable increase in other income was driven primarily by increase in interest income from customer financing of approximately $8 thousand and a lower net realized loss on foreign currencies of approximately $3 thousand.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common and preferred stock. We have incurred significant cash burn and recurring net losses, which includes a net loss of $12.2 million for the three months ended March 31, 2023, and an accumulated deficit of $221.6 million as of March 31, 2023. In December 2021, we completed the Business Combination with HealthCor, and as a result we received gross proceeds of approximately $162.1 million and net proceeds of approximately $141.5 million. As of March 31, 2023, we had cash and cash equivalents of $104.0 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur a significant cash burn and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

Our ability to access capital when needed is not assured and, if capital is not available when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs, commercialization of our products, and other operations which could materially harm our operations, financial condition and operating results. We expect that our existing cash and cash equivalents, together with proceeds from the sales of our products and services, will enable us to conduct our planned operations for at least the next 12 months. Factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to manufacturing; (iii) changes we may make in our business or commercialization and hiring strategy; (iv) the impact of the COVID-19 pandemic; (v) costs of running a public company; (vi) higher inflation and increases in product transportation and labor costs; and (vii) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions. As part of the prioritization of our projects and expenditures, in December 2022, we suspended the development of our Liminal brain sensing platform, which was the focus of Liminal and was in the early stages of development to non-invasively measure key vital signs in the brain.

We expect to use our funds to further invest in the development of our products and services, commercial expansion, and for working capital and general corporate purposes.

Our future cash requirements will depend on many factors, including market adoption of our products, the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; our ability to enter into and maintain collaborations; the cost and timing of potential future regulatory clearances or approvals for our products; and the effect of competing technological and market developments. We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have or are not able to obtain sufficient funds, we may have to delay development or commercialization of our products. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

Cash

As of March 31, 2023, we had cash and cash equivalents of $104.0 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, international expansion, and regulatory costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash used in operating activities	$(13,491)	$(27,289)
Net cash used in investing activities	(61)	(308)
Net cash provided by financing activities	49	—
Net decrease in cash, cash equivalents, and restricted cash	$(13,503)	$(27,597)

Net cash used in operating activities

For the three months ended March 31, 2023, net cash used in operating activities of $13.5 million was due primarily to a net loss of $12.2 million and changes in operating assets and liabilities of $2.7 million, partially offset by non-cash items of $1.4 million. Non-cash items were primarily stock-based compensation expense of $1.1 million and depreciation expense of $0.3 million. Changes in operating assets and liabilities were driven primarily by a decrease in accrued expenses and other liabilities of $1.8 million mainly driven by lower payroll and related benefits accrual, an increase in inventory of $1.1 million, an increase in accounts receivable of $0.9 million, an increase in unbilled receivables of $0.3 million, a decrease in deferred grant funding of $0.1 million, a decrease in deferred revenue of $0.1 million, partially offset by an increase in accounts payable of $1.0 million, a decrease in prepaid expenses and other current assets of $0.3 million, a decrease in prepaid inventory of $0.3 million.

Net cash used for investing activities

For the three months ended March 31, 2023, net cash used in investing activities of $61 thousand was from fixed assets purchased.

Net cash provided by financing activities

For the three months ended March 31, 2023, net cash provided by financing activities of $49 thousand was proceeds from option exercises.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2023 and 2022.

In April 2020, we received a $1.6 million grant from the BMGF for the provision and equipping of 20 sites with our portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality through February 2023. During the third quarter of 2021, we were awarded an additional $3.3 million grant, of which $2.5 million was received from the BMGF in September 2021. On March 29, 2023, the term of the BMGF grant agreement was extended to February 28, 2024. During the second quarter of 2022, we received the remaining amount of $0.8 million. Refer to Note 12 in the notes to our unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the BMGF grant. Any grant funds, plus any income, that have not been used for, or committed to, the project must be returned promptly to BMGF upon expiration of or termination of the agreement. Both of the grants are designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021, and was expected to fund the program for approximately two years. At March 31, 2023, 20 Swoop® system units were provisioned and delivered to BMGF and certain milestones for service deliverables were also met. These grants are designed to provide data to validate the use of our Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury.

Our purchase commitments and obligations include all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

We had no other significant contractual obligations as of March 31, 2023.

For information on contingencies, refer to Note 12 in the notes to our unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as described in Note 2 “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our cash equivalents as of March 31, 2023 consisted of $63.4 million in money market funds. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. Based on our balance sheet position at March 31, 2023, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $0.3 million.

Inflation Risk

Inflation has continued to increase during 2022 and into the first quarter of 2023 and is expected to continue to increase for the near future. We rely on a single contract manufacturer; inflation generally affects us by increasing our cost of manufacturing and a higher cost of certain key components. To the extent our costs are impacted by general inflationary pressures, we may not be able to fully offset such higher costs through price increases or manufacturing efficiencies. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Foreign Exchange Risk

We operate our business primarily within the United States and currently execute the majority of our transactions in U.S. dollars. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, solely due to the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed, we have identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As previously disclosed, prior to the Closing of the Business Combination in December 2021, Legacy Hyperfine and Liminal were private companies and had limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures. We outsourced our accounting and financial reporting to 4Catalyzer Corporation (“4C”) and did not have our own finance function to appropriately perform the supervision and review of the information received from 4C and assess its reasonableness and accuracy. As a result, in connection with the combined financial statement close process of Legacy Hyperfine and Liminal for the years ended December 31, 2020 and 2019, we identified a material weakness in our internal control over financial reporting.

In addition, as previously disclosed, HealthCor previously recorded a portion of its Class A ordinary shares subject to possible redemption in permanent equity. Notwithstanding the presence of maximum redemption thresholds or charter provisions common in special purpose acquisition companies (“SPACs”) that provide a limitation on redemptions that would cause a SPAC’s net tangible assets to be less than $5,000,001, in accordance with SEC Staff guidance on redeemable equity instruments, ASC 480-10-S99, “Distinguishing Liabilities from Equity”, and EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, and, according to SEC Staff communications with certain independent auditors, redemption provisions not solely within the control of the issuing company require ordinary shares subject to redemption to be classified outside of permanent equity. Although we did not specify a maximum redemption threshold in HealthCor’s Amended and Restated Memorandum and Articles of Association (the “HealthCor Articles”), the HealthCor Articles provided that we could not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In light of the SEC Staff communications with certain independent auditors, our management re-evaluated the effectiveness of our internal control over financial reporting, and based upon that evaluation, we concluded that the misclassification of the Class A ordinary shares was quantitatively material to individual line items within the balance sheet. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares. We concluded that the foregoing represents a material weakness in our internal controls over financial reporting.

Notwithstanding these material weaknesses, management has concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

Plan for Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

In response to these material weaknesses, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting. Our management developed and continues to execute a remediation plan, which included the hiring of accounting and finance resources, including the Chief Administrative Officer and Chief Financial Officer and Vice President, Controller with technical public company accounting and financial reporting experience, as well as other team members. We also have access to accounting training, literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that we are achieving our objectives. We believe these actions will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting; however, there is no assurance that these initiatives will ultimately have the intended effects. The material weaknesses will not be considered remediated until our management has designed and implemented effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. We plan to continue to devote significant time and attention to continue to remediate the above material weaknesses as soon as reasonably practicable.

Changes in Internal Control Over Financial Reporting

Other than the changes made to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 22, 2023 (the “2022 Annual Report on Form 10-K”). There have been no material changes to the risk factors described in the 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 31, 2023, we entered into a Severance Agreement (the “Severance Agreement”) with Alok Gupta, our former Chief Financial Officer, in connection with the previously disclosed termination of the employment of Mr. Gupta effective as of March 31, 2023 (the “Separation Date”). The Severance Agreement provides, among other things, that (i) we will pay Mr. Gupta separation pay equal to $200,000; (ii) for up to six months following the Separation Date, we will pay the employer portion of Mr. Gupta’s Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), health insurance if he enrolls in COBRA coverage; and (iii) all of Mr. Gupta’s vested options will remain exercisable through June 30, 2024. The Severance Agreement also includes a release and waiver by Mr. Gupta and other customary provisions.

The foregoing description of the Severance Agreement is not complete and is qualified in its entirety by reference to the full text of the Severance Agreement, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1+	Offer Letter, dated as of February 2, 2023, by and between Hyperfine, Inc. and Brett Hale.		Form 8-K (Exhibit 10.1)	2/8/2023	001-39949
10.2+	Inducement Non-Qualified Stock Option Agreement, dated as of February 13, 2023, by and between Hyperfine, Inc. and Brett Hale.		Form 10-K (Exhibit 10.25)	3/22/2023	001-39949
10.3+	Executive Severance Plan, as amended.		Form 8-K (Exhibit 10.2)	2/8/2023	001-39949
10.4+	Severance Agreement, dated as of February 6, 2023, by and between Hyperfine, Inc. and Neela Paykel.		Form 8-K (Exhibit 10.3)	2/8/2023	001-39949
10.5+	Severance Agreement, dated as of March 31, 2023, by and between Hyperfine, Inc. and Alok Gupta.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

HYPERFINE, INC.
Date: May 11, 2023	By: /s/ Maria Sainz
Maria Sainz
President and Chief Executive Officer

Date: May 11, 2023	By: /s/ Brett Hale
Brett Hale
Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary