Form 10-Q
period 2023-06-30
Hyperfine, Inc.
filed 2023-08-14
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________to_________

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

As of August 7, 2023, the registrant had 56,289,538 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

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
•
our financial performance;
•
our success in retaining or recruiting, or changes in, our officers, key employees or directors;
•
intense competition and competitive pressures from other companies in the industry in which we operate;
•
anticipated benefits of the Business Combination;
•
market conditions and global and economic factors, such as inflation [or the conflict in Ukraine];

•
our intellectual property rights; and
•
the effect of legal, tax and regulatory changes.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,948	$117,472
Restricted cash	969	771
Accounts receivable, less allowance of $175 and $180 as of June 30, 2023 and December 31, 2022, respectively	3,948	2,103
Unbilled receivables	663	454
Inventory	5,983	4,622
Prepaid expenses and other current assets	2,312	3,194
Due from related parties	—	48
Total current assets	107,823	128,664
Property and equipment, net	3,058	3,248
Other long term assets	1,725	2,139
Total assets	$112,606	$134,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,372	$678
Deferred grant funding	969	771
Deferred revenue	1,490	1,378
Due to related parties	45	—
Accrued expenses and other current liabilities	4,159	5,976
Total current liabilities	8,035	8,803
Long term deferred revenue	1,280	1,526
Total liabilities	9,315	10,329
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Class A Common stock, $.0001 par value; 600,000,000 shares authorized; 56,284,538 and 55,622,488 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	5	5
Class B Common stock, $.0001 par value; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	335,565	333,199
Accumulated deficit	(232,281)	(209,484)
Total stockholders' equity	103,291	123,722
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,606	$134,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales
Device	$2,810	$1,168	$4,942	$2,360
Service	571	365	1,074	682
Total sales	3,381	1,533	6,016	3,042
Cost of sales
Device	1,549	1,259	2,620	2,296
Service	388	439	797	827
Total cost of sales	1,937	1,698	3,417	3,123
Gross margin	1,444	(165)	2,599	(81)
Operating Expenses:
Research and development	5,331	7,265	10,792	15,599
General and administrative	5,306	12,012	11,488	23,372
Sales and marketing	2,499	3,750	5,046	7,911
Total operating expenses	13,136	23,027	27,326	46,882
Loss from operations	(11,692)	(23,192)	(24,727)	(46,963)
Interest income	1,030	32	1,899	33
Other income (expense), net	25	1	31	(4)
Loss before provision for income taxes	(10,637)	(23,159)	(22,797)	(46,934)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(10,637)	$(23,159)	$(22,797)	$(46,934)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.15)	$(0.33)	$(0.32)	$(0.67)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	71,201,170	70,350,178	71,033,629	70,341,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2022	55,622,488	$5	15,055,288	$2	$333,199	$(209,484)	$123,722
Net loss	—	—	—	—	—	(12,160)	(12,160)
Issuance of restricted stock	324,296	—	—	—	—	—	—
Exercise of stock options	54,211	—	—	—	49	—	49
Stock-based compensation expense	—	—	—	—	1,126	—	1,126
Balance, March 31, 2023	56,000,995	5	15,055,288	2	334,374	(221,644)	112,737
Net loss	—	—	—	—	—	(10,637)	(10,637)
Issuance of restricted stock	219,887	—	—	—	—	—	—
Exercise of stock options	63,656	—	—	—	58	—	58
Stock-based compensation expense	—	—	—	—	1,133	—	1,133
Balance, June 30, 2023	56,284,538	$5	15,055,288	$2	$335,565	$(232,281)	$103,291

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2021	55,277,061	$5	15,055,288	$2	$322,540	$(136,320)	$186,227
Net loss	—	—	—	—	—	(23,775)	(23,775)
Stock-based compensation expense	—	—	—	—	4,111	—	4,111
Balance, March 31, 2022	55,277,061	5	15,055,288	2	326,651	(160,095)	166,563
Net loss	—	—	—	—	—	(23,159)	(23,159)
Issuance of restricted stock	19,220	—	—	—	—	—	—
Exercise of stock options	16,375	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	7,102	—	7,102
Balance, June 30, 2022	55,312,656	$5	15,055,288	$2	$333,755	$(183,254)	$150,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,797)	$(46,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	513	516
Stock-based compensation expense	2,259	11,213
Loss on disposal of property and equipment	100	—
Payments received on net investment in lease	4	4
Changes in assets and liabilities:
Accounts receivable	(1,845)	(1,434)
Unbilled receivables	(209)	(1,027)
Inventory	(1,537)	(336)
Prepaid expenses and other current assets	946	(1,213)
Due from related parties	48	12
Prepaid inventory	281	—
Other long term assets	129	52
Accounts payable	666	(551)
Deferred grant funding	198	(1,058)
Deferred revenue	(134)	469
Due to related parties	45	(1,900)
Accrued expenses and other current liabilities	(1,817)	(2,013)
Net cash used in operating activities	(23,150)	(44,200)
Cash flows from investing activities:
Purchases of property and equipment	(283)	(254)
Net cash used in investing activities	(283)	(254)
Cash flows from financing activities:
Proceeds from exercise of stock options	107	2
Net cash provided by financing activities	107	2
Net decrease in cash and cash equivalents and restricted cash	(23,326)	(44,452)
Cash, cash equivalents and restricted cash, beginning of period	118,243	191,160
Cash, cash equivalents and restricted cash, end of period	94,917	146,708
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	93,948	145,104
Restricted cash	969	1,604
Total cash, cash equivalents and restricted cash	$94,917	$146,708
Supplemental disclosure of noncash information:
Noncash acquisition of fixed assets	$28	$—
Write-off of notes receivable	$—	$90

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

The Company is an innovative health technology business with a mission to revolutionize patient care globally through transformational, accessible, clinically relevant diagnostic imaging, including magnetic resonance (“MR”) and data solutions. The Company's Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions on a patient in various settings where MRI devices have previously been inaccessible. The easy-to-use interface and portable design of the Company's Swoop® system make it accessible anywhere in a hospital, clinic, or patient care site. The Company is working to realize its vision of providing affordable and accessible imaging of health conditions to clinicians worldwide. The Company received 510(k) clearance for brain imaging from the U.S. Food and Drug Administration (“FDA”) in 2020. In February 2023, the Company received 510(k) clearance from the FDA of the latest update of its Swoop® system software. This updated software significantly improves diffusion-weighted imaging (DWI) and image quality. The Swoop® system has been authorized for brain imaging in several countries, including the European Union (CE marking), the United Kingdom (UK Conformity Assessment (“UKCA”)), Canada, Australia and New Zealand. All of the Company’s revenue to date has been generated from sales of the Swoop® system and related services. In December 2022, the Company suspended its Liminal program to develop a device to non-invasively measure key vital signs in the brain. In addition to Legacy Hyperfine and Liminal, the Company has an indirect wholly-owned subsidiary in the United Kingdom that did not have any significant operations during 2022 nor the six months ended June 30, 2023.

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2023, or any other period.

Except as described elsewhere in this Note 2 under the heading “Recently Issued Accounting Pronouncements”, there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2022 and 2021.

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

Concentrations of Credit Risk

Our cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company reduces this risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy and the Company monitors this credit risk and makes adjustments to the concentrations as necessary. We have not experienced any losses in such accounts and do not believe that we are exposed to any significant risk of loss on these balances.

With respect to accounts receivable, credit risk is mitigated by the Company’s ongoing credit evaluation of its customers’ financial condition. As of June 30, 2023 and December 31, 2022, the Company had two and three customers, respectively, that each accounted for more than 10 percent of trade receivables. With respect to revenues, one customer accounted for more than 10% of revenues for the three and six months ended June 30, 2023. One and two customers each accounted for more than 10% of revenue for the three and six months ended June 30, 2022, respectively.

Segment Information

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (“CEO”). Legacy Hyperfine represents one operating segment. Also, as noted above, in December 2022, the Company suspended its program to develop a device to non-invasively measure key vital signs in the brain, which was the focus of Liminal. Substantially all of the Company’s long-lived assets are located in the United States. Other than $2,897 and $3,931 of revenue recognized in non-U.S. countries for the three and six months ended June 30, 2023, respectively, all of the revenues during these periods were earned in the United States. Since the Company is aggregated into a single reportable segment, all required financial segment information is provided in the condensed consolidated financial statements.

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

On March 28, 2023, the FASB issued Accounting Standards Update No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”). The amendments in ASU 2023-01 improve current U.S. GAAP by clarifying the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. Additionally, the amendments provide investors and other allocators of capital with financial information that better reflects the economics of those transactions. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

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

(all amounts are in thousands, except share and per share amounts)

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

		Three Months Ended June 30,		Six Months Ended June 30,
	Pattern of Recognition	2023	2022	2023	2022
Device	Point in time	$2,810	$1,168	$4,942	$2,360
Service	Over time	571	365	1,074	682
Total revenue		$3,381	$1,533	$6,016	$3,042

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

The following table provides information about receivables and deferred revenue from contracts with customers:

	June 30, 2023	December 31, 2022
Accounts receivable, net	$3,948	$2,103
Unbilled receivables - current	$663	$454
Unbilled receivables - non-current(1)	$697	$744
Deferred revenue	$1,490	$1,378
Long term deferred revenue	$1,280	$1,526

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

The amount of revenue recognized during the three and six months ended June 30, 2023 that was included in the deferred revenue balance at the beginning of the period was $482 and $812, respectively.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

The amount of revenue recognized during the three and six months ended June 30, 2022 that was included in the deferred revenue balance at the beginning of the period was $321 and $383, respectively.

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

Revenue from Leasing Arrangements

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under ASC 842, including leases for the three and six months ended June 30, 2023 and the year ended December 31, 2022. The Company records operating lease rental revenue as service revenue on a straight-line basis over the lease term. The Company recorded service revenue from lease arrangements of $114 and $229 for the three and six months ended June 30, 2023, respectively. The Company recorded service revenue from lease arrangements of $135 and $247 for the three and six months ended June 30, 2022, respectively. The Company records revenue from the sale of hardware devices under sales-type leases as device revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in device revenue in the consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $286 and $247 as of June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023, the Company recognized $25 and $125, respectively, in expense related to the amortization of the capitalized contract costs. During the three and six months ended June 30, 2022, the Company recognized $54 and $138, respectively, in expense related to the amortization of the capitalized contract costs.

Transaction price allocated to remaining performance obligations

As of June 30, 2023 and December 31, 2022, the Company had remaining performance obligations amounting to $5,511 and $8,663, respectively. The Company expects to recognize approximately 23% of its remaining performance obligations as revenue in fiscal year 2023, and an additional 77% in fiscal year 2024 and thereafter.

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

The Company had no assets or liabilities classified as Level 2 or Level 3 and there were no transfers between fair value measurement levels during the three and six months ended June 30, 2023 and 2022.

The Company had $94,902 and $93,502 of money market funds, demand deposit and savings accounts included in cash and cash equivalents and restricted cash as of June 30, 2023 and December 31, 2022, respectively. These assets were valued using quoted prices in active markets and accordingly were classified as Level 1.

5. INVENTORIES

A summary of inventories is as follows:

	June 30, 2023	December 31, 2022
Raw materials	$3,066	$2,241
Finished goods	2,917	2,381
Total inventories	$5,983	$4,622

Manufacturing overhead costs primarily include management’s best estimate and allocation of the labor costs incurred related to acquiring finished goods from the Company’s contract manufacturer. Labor costs include wages, taxes and benefits for employees involved in warehousing, logistics coordination, material sourcing, and production planning activities.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	June 30, 2023	December 31, 2022
Laboratory equipment	$986	$923
Research devices	1,689	1,709
Sales and marketing devices	413	524
Computer equipment	624	623
Construction in progress	380	359
Tooling	434	372
Trade show assets	254	254
Leased devices	453	453
Other	517	353
	5,750	5,570
Less: Accumulated depreciation and amortization	(2,692)	(2,322)
Property and equipment, net	$3,058	$3,248

Depreciation expense amounted to $259 and $513 for the three and six months ended June 30, 2023, respectively.

Depreciation expense amounted to $263 and $516 for the three and six months ended June 30, 2022, respectively.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Bonus	$1,777	$2,674
Contracted services	982	1,127
Legal fees	269	261
Payroll and related benefits	948	1,876
Other	183	38
Total accrued expenses and other current liabilities	$4,159	$5,976

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

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the three and six months ended June 30, 2023:

Number of Options
Outstanding at January 1, 2023	10,719,564
Granted (1) (2) (3) (4)	4,440,848
Exercised	(117,867)
Forfeited / Cancelled / Expired (5)	(798,260)
Outstanding at June 30, 2023	14,244,285

_____________________________________________

(1)
Includes inducement stock options to purchase 1,000,000 shares of common stock granted to the Company’s Chief Administrative Officer and Chief Financial Officer outside of the Hyperfine Plan and in accordance with Nasdaq Listing Rule 5635(c)(4).
(2)
Includes the one-time special grant of non-qualified stock options to purchase 237,437 shares of the Company’s Class A common stock granted to the Company’s Chairperson pursuant to the Hyperfine Plan effective as of June 9, 2023, at an exercise price equal to $1.97 per share, the closing price of the Company’s Class A common stock on the Nasdaq Capital Market on June 9, 2023, which will vest as to 100% on the fifth anniversary of June 9, 2023, subject to the Chairperson continued service to the Company through the vesting date. The grant is contingent upon the cancellation of the non-qualified stock option to purchase 237,437 shares of the Company’s Class A common stock having an exercise price of $0.91 per share previously granted to the Company’s Chairperson, which was cancelled on June 9, 2023. The cancellation and concurrent grant of replacement award is accounted for as a modification of the terms of cancelled award.
(3)
Includes the annual equity grant to five nonemployee directors of non-qualified stock options to purchase 112,000 shares each of the Company’s Class A common stock effective as of June 9, 2023, for a total of 560,000 shares. Also, includes a one-time special grant to three nonemployee directors of non-qualified stock options to purchase 85,000 shares for a total of 255,000 shares of the Company’s Class A common stock as of June 9, 2023, at an exercise price equal to $1.97 per share, the closing price of the Company’s Class A common stock, which will vest as to 50% on June 9, 2024 and the remaining 50% on June 9, 2025, subject to such director’s continued service to the Company through the applicable vesting dates.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

(4)
Includes employee new hire grants of stock options to purchase 264,400 shares of the Company's Class A common. Includes annual employee grants of stock options to purchase 2,124,411 shares of the Company's Class A common stock, including the executive grants of stock options to purchase 468,400 shares of the Company's Class A common stock. The grants vest 25% on the first anniversary date of the grant with the remainder vesting equally over the remaining 36 months.
(5)
Includes the cancellation of the non-qualified stock option to purchase 237,437 shares of the Company’s Class A common stock previously granted to the Company’s Chairperson which was cancelled on June 9, 2023.

In general, employee awards will vest based on continued service which is generally over 4 years. Nonemployee director awards generally will vest in one year based on continued service on the date of the next regular annual stockholders meeting. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted stock unit activity

The following table summarizes the changes in the Company’s outstanding RSUs for the three and six months ended June 30, 2023:

Number of RSUs
Outstanding at January 1, 2023	1,585,359
Granted	29,000
Vested	(544,191)
Forfeited	(159,020)
Outstanding at June 30, 2023	911,148

The following table presents details of stock-based compensation expenses by functional line item noted within the Company's operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$28	$35	$51	$51
Research and development	228	731	434	1,512
Sales and marketing	57	116	95	212
General and administrative	820	6,220	1,679	9,438
	$1,133	$7,102	$2,259	$11,213

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net Loss	$(10,637)	$(23,159)	$(22,797)	$(46,934)
Numerator for Basic and Dilutive EPS – Loss available to common stockholders	$(10,637)	$(23,159)	$(22,797)	$(46,934)
Denominator:
Common Stock	71,201,170	70,350,178	71,033,629	70,341,411
Denominator for Basic and Dilutive EPS - Weighted-average common stock	71,201,170	70,350,178	71,033,629	70,341,411
Basic and dilutive net loss per share	$(0.15)	$(0.33)	$(0.32)	$(0.67)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding options to purchase common stock	14,244,285	11,782,166	14,244,285	11,782,166
Outstanding RSUs	911,148	2,386,647	911,148	2,386,647
Earn-Out Shares (1)	9,357,835	9,979,903	9,357,835	9,979,903
Total anti-dilutive common equivalent shares	24,513,268	24,148,716	24,513,268	24,148,716

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

Income taxes for the three and six months ended June 30, 2023 and 2022 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three and six months ended June 30, 2023 and 2022. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, research and development credits, stock-based compensation, and the valuation allowance recorded against the full amount of its net deferred tax assets.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2023 and 2022 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

11. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut which is being leased from an unrelated landlord by 4Catalyzer Corporation (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis. A total of approximately $105 and $133 was paid during the three and six months ended June 30, 2023, respectively, and a total of approximately $67 and $97 was paid during the three and six months ended June 30, 2022, respectively.

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

The Company incurred and recorded expenses from 4C of $25 and $45 during the three and six months ended June 30, 2023, respectively. The Company recorded a net credit to expenses from 4C of $198 and $44 during the three and six months ended June 30, 2022, respectively. As of June 30, 2023, there was $45 due to 4C and as of December 31, 2022 there was $48 due from 4C for expenses paid on its behalf. These receivables and payables are included in due to related parties and due from related parties, respectively, on the condensed consolidated balance sheet.

Legacy Hyperfine and Liminal entered into Technology and Services Exchange Agreements (each, a “TSEA” and collectively, the “TSEA”) with other participant companies controlled by the Rothbergs. A TSEA by and among Butterfly Network, Inc., AI Therapeutics, Inc., Quantum-Si Incorporated, 4Bionics, Tesseract Health, Inc., Detect, Inc. (f/k/a Homodeus Inc.), Legacy Hyperfine and Liminal was signed in November 2020; a TSEA by and among Quantum-Si Incorporated, AI Therapeutics, Inc., 4Bionics, Tesseract Health, Inc., Detect, Inc., Legacy Hyperfine and Liminal was signed in February 2021 (and which Protein Evolution, Inc. joined in August 2021); and a TSEA by and among Legacy Hyperfine, Liminal, AI Therapeutics, Inc., Tesseract Health, Inc. and Detect, Inc. was signed in July 2021 and became effective upon the Closing. Under the TSEA, Legacy Hyperfine, Liminal and other participant companies may, in their discretion, permit the use of non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, by other participant companies. There were no remaining amounts receivable or payable at June 30, 2023 or December 31, 2022.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

12. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and six months ended June 30, 2023 or 2022.

During 2020, the Company was awarded a $1,610 grant from the Bill & Melinda Gates Foundation (“BMGF”) for the provision and equipping of 20 sites with the Company’s portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality (the “Project”) through February 2023. The corresponding funding for the Project from BMGF is recorded as a reduction in research and development expenses when realized during the period. During 2021, the Company was awarded an additional $3,300 grant from the BMGF, of which $2,500 was received for the provision and equipping of five sites and other related deliverables. On March 29, 2023, the term of the BMGF grant agreement was extended to February 28, 2024. On May 16, 2023, the Company was awarded an additional $3,354 grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field magnetic resonance imaging (MRI) in neonates, infants, and young children in low-to-middle income countries through February 28, 2026, of which $499 was received as of June 30, 2023. The funds are accounted for as restricted cash with an offset to deferred grant revenue. During the three and six months ended June 30, 2023, $243 and $301, respectively, was released from restricted cash. At June 30, 2023 and December 31, 2022, the Company has $969 and $771, respectively, of restricted cash on the condensed consolidated balance sheets. Any grant funds, plus any income, that have not been used for, or committed to, the Project must be returned promptly to the BMGF upon expiration of or termination of the agreement. As of June 30, 2023 and December 31, 2022, there were no grant fund amounts that were required to be returned under the terms of the Project.

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

Operating Leases

On March 31, 2023, the Company entered into a lease agreement for approximately 2,225 square feet of office facilities in Palo Alto, California, effective May 1, 2023. The lease term is 12 months beginning May 1, 2023, and includes an option to renew for an additional term at the then prevailing rental rate. The exercise of the lease renewal option is at the Company’s sole discretion. Future minimum commitments due under the lease agreement as of June 30, 2023, are $97 for the remainder of 2023 and $65 thereafter.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all amounts are in thousands, except share and per share amounts)

The Company has indemnification obligations under some agreements that the Company enters into with other parties in the ordinary course of business, including business partners, investors, contractors, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party against claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in any particular case. The Company has not recorded any liability under such indemnification provisions within its condensed consolidated balance sheets. The Company is not aware of any claims or other circumstances that would give rise to material payments from the Company under such indemnification provisions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2022 contained in our Annual Report on Form 10-K filed with the SEC on March 22, 2023. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2022, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Hyperfine, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022, respectively, present the financial position and results of operations of Hyperfine, Inc. and its wholly owned subsidiaries.

Overview

We are an innovative health technology business with a mission to revolutionize patient care globally through transformational, accessible, clinically relevant diagnostic imaging and data solutions. Our Swoop® Portable Magnetic Resonance (“MR”) Imaging® System (“Swoop® system”) produces high-quality images at a lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. The Swoop® system is a bedside magnetic resonance imaging device for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. The easy-to-use interface and portable design of our Swoop® system make it accessible anywhere in a hospital, clinic, or patient care site. We are working to realize our vision of providing affordable and accessible imaging of health conditions to clinicians worldwide.

MRI is a medical imaging technique used in radiology to image the human body’s anatomy and physiological processes. MRI is typically used in various clinical settings for medical diagnosis, the staging of disease, and follow-up treatment. Unlike X-ray computed tomography (“CT”) or positron emission tomography (“PET”), MRI does not expose patients to harmful ionizing radiation. We believe MRI offers unrivaled clarity in assessing brain structure and pathology.

The demand for MRI has been increasing due to the aging population and the rising prevalence of neurological, cardiovascular, and neurodegenerative conditions. Healthcare professionals and insurers recognize imaging as an effective, non-invasive diagnostic tool for evaluation and ongoing monitoring. The Swoop® system is the next generation MRI device designed to increase access to MRI in a cost-effective manner and expand the current $32 billion imaging market.

Despite its advantages, many healthcare institutions worldwide lack the facilities, qualified operators, and capital necessary to acquire and maintain expensive MRI devices. The Swoop® system, the world’s first MR imaging system capable of providing neuroimaging at the point of care, can inform the timely diagnosis and treatment of acute conditions within a broad range of clinical settings. We designed the Swoop® system to address the limitations of current imaging technologies and make MR imaging accessible nearly anytime and anywhere in a hospital setting. We believe the adoption of the Swoop® system by healthcare professionals has benefits across healthcare communities in both high and low resource settings.

The Swoop® system integrates deep learning, a form of artificial intelligence, as a component of its image processing for T1, T2 and fluid-attenuated inversion recovery (“FLAIR”) sequences. Our future product roadmap also includes development of an artificial intelligence ("AI") algorithm for our diffusion-weighted imaging (“DWI”) sequence. The integration of deep learning does not require any additional steps from the user. As a result, deep learning enhances the image quality and, consequently, the diagnostic value of images generated at ultra-low field. The algorithms are designed to improve the image quality of our scan output, while reducing the impact of scan artifacts. The images created with these algorithms were validated by expert radiologists and our latest software update has received FDA clearance. As we move forward, we are continuously investing in improving our AI-driven image quality, leveraging each imaging-focused software release to further improve the Swoop® System performance.

Legacy Hyperfine received initial 510(k) clearance for brain imaging from the U.S. Food and Drug Administration (“FDA”) in 2020. In February 2023, we received 510(k) clearance from the FDA of the latest update of our Swoop® system software. This updated software significantly improves DWI image quality. The Swoop® system has since been authorized for brain imaging in several countries, including the European Union (CE marking), the United Kingdom (UKCA), Canada, Australia and New Zealand.

In December 2022, we suspended the development of our Liminal brain sensing platform which was the focus of Liminal and was in the early stages of development to non-invasively measure key vital signs in the brain. Also, in December 2022, we announced an organizational restructuring designed to decrease our costs and create a more streamlined organization to support our business. As a result, we terminated approximately 13% of our global workforce including, among others, the employees of our subsidiary, Liminal. In connection with the restructuring, we incurred $1.0 million of costs consisting primarily of cash severance costs, other severance benefits, fixed asset impairment costs and other related restructuring costs. We substantially completed the restructuring in the first quarter of 2023. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

Key Performance Metrics

We review the key performance measures discussed below to evaluate the business and measure performance, identify trends, formulate plans and make strategic decisions.

Installed Base

The Swoop® system total installed base consists of three components, discussed in further detail below: Commercial system installations (which make up total revenue), grant fulfillment installations, and research unit installations. The Swoop® system total installed base (or total installed units) is the number of Swoop® system devices sold to or deployed to hospitals, other healthcare providers, and research institutions. We view the total installed base as a key metric of the growth of our business and is measured from period over period. As of June 30, 2023, we had a total of 131 Swoop® systems installed, including 25 research units which are installed, at no cost to the institutions, to validate and expand clinical use cases.

Presented below is a breakout of total Swoop® systems installed as of June 30, 2023 and 2022:

	TOTAL INSTALLED UNITS
	As of June 30, 2023	As of June 30, 2022
Commercial systems installations	86	47
Grant fulfillment installations	20	20
	106	67
Research units	25	25
Total Installed Units	131	92

Commercial system installations reflect device sales and subscription services through commercial agreements (commercial sales) or through research transfer agreements ("RTA") sales. Commercial sales are made to hospitals and other healthcare providers as direct sales of devices and software subscription and support services or through subscriptions for the use of the device and software. RTA sales represent the sale of Swoop® system units for research use purposes. Our revenue for the three and six months ended June 30, 2023 and 2022 is derived from commercial sales and RTA sales.

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

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Technical innovation

We have developed our Swoop® system through extensive research and development activities. Moreover, our team is dedicated to clinical support programs designed to integrate the Swoop® system into an array of diverse healthcare environments. We believe that, from our commercial and clinical experience, we are gaining invaluable insights into the Swoop system’s utility. We believe these learnings will enable us to develop new services and tools in the future. Specifically, we are keen on leveraging our strengths in AI and cloud technology to transform the system into a bedside clinical decision support platform. These ongoing efforts are designed to provide automated, streamlined insights to clinicians, ultimately reducing the time to diagnosis. Additionally, we are continuously improving our image quality and imaging capabilities. Building upon this foundation and our expertise in ultra-low field MRI, we plan to develop new imaging applications, broadening the range of clinical uses for our technology. While these technical innovations may increase our research and development expenses, we expect them to have a positive impact on our results of operations and profitability in the future.

Commercialization efforts on the Swoop® system

While our results have included revenue from outside the United States, our primary commercial focus is on the United States. Legacy Hyperfine received initial 510(k) clearance from the FDA in 2020. We are focused on building relationships and executing contracts with U.S. hospital systems. We are building a direct sales organization in the United States and have recently made changes within our sales and clinical support teams who are working in strong collaboration to increase adoption, support successful implementations and drive routine use at customer sites.

Expand sales in international markets

The countries in which we have begun commercializing our Swoop® system include Canada, Australia, New Zealand and Pakistan. We obtained a Medical Device License issued by Health Canada, UKCA certification in the United Kingdom, CE marking in the EU and regulatory authorization in Australia and New Zealand.

While we will maintain our commercial focus in the United States in 2023 and 2024, our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and timely management of health conditions worldwide is currently made possible by grant funding from the BMGF. Through our engagement with BMGF, we have deployed and continue to deploy the Swoop® system in low-middle income settings without readily-accessible MRI technology. The multiple grants provided by our research partnership with BMGF, which commenced funding in the spring of 2020, support the deployment of 25 Swoop® system and accessories to investigators. At June 30, 2023, 20 Swoop® system units were provisioned and delivered to BMGF and the majority of the milestones for service deliverables were also met. The ongoing investigation is designed to provide data to validate the potential use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection, and birth-related injury. In May 2023, we were awarded an additional grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field magnetic resonance imaging (MRI) in neonates, infants, and young children in low-to-middle income countries.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2023 and 2022. Our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
($ Amounts in thousands)	2023	2022	%	2023	2022	%
Sales
Device	$2,810	$1,168	140.6%	$4,942	$2,360	109.4%
Service	571	365	56.4%	1,074	682	57.5%
Total sales	3,381	1,533	120.5%	$6,016	$3,042	97.8%
Cost of Sales
Device	1,549	1,259	23.0%	$2,620	$2,296	14.1%
Service	388	439	(11.6)%	797	827	(3.6)%
Cost of sales	1,937	1,698	14.1%	$3,417	$3,123	9.4%
Gross margin	1,444	(165)	NM	2,599	(81)	NM
Operating expenses:
Research and development	5,331	7,265	(26.6)%	$10,792	$15,599	(31)%
General and administrative	5,306	12,012	(55.8)%	11,488	23,372	(51)%
Sales and marketing	2,499	3,750	(33.4)%	5,046	7,911	(36)%
Total operating expenses	13,136	23,027	(43.0)%	27,326	46,882	(42)%
Loss from operations	(11,692)	(23,192)	(49.6)%	$(24,727)	$(46,963)	(47)%
Interest income	1,030	32	NM	$1,899	$33	NM
Other expense, net	25	1	NM	31	(4)	NM
Loss before provision for income taxes	(10,637)	(23,159)	(54.1)%	$(22,797)	$(46,934)	(51.4)%
Provision for income taxes	—	—		—	—
Net loss and comprehensive loss	$(10,637)	$(23,159)	(54.1)%	$(22,797)	$(46,934)	(51.4)%

Comparison of the Three and Six Months Ended June 30, 2023 and 2022 ($ Amounts shown in tables in thousands)

Sales

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Device	$2,810	$1,168	$1,642	140.6%	$4,942	$2,360	$2,582	109.4%
Service	571	365	206	56.4%	1,074	682	392	57.5%
Total sales	$3,381	$1,533	$1,848	120.5%	$6,016	$3,042	$2,974	97.8%

Device sales increased by $1.6 million, or 140.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was driven by an increase in the volume of device sales driven by strong international sales and an increase in the sales price of the device.

Service sales increased by $0.2 million, or 56.4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was driven by an increase in the volume of devices installed as generally all commercial systems installations generate service revenue. Service sales revenue is generally recognized over time as we are providing the customer with ongoing access to our resources throughout the subscription period. This type of revenue is recurring in nature and we expect will continue to grow as more devices are sold.

Device sales increased by $2.6 million, or 109.4%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was driven by an increase in the volume of device sales and an increase in the sales price of the device.

Service sales increased by $0.4 million, or 57.5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was driven by an increase in the install base.

Cost of sales

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Device	$1,549	$1,259	$290	23.0%	$2,620	$2,296	$324	14.1%
Service	388	439	(51)	(11.6)%	797	827	(30)	(3.6)%
Total cost of sales	$1,937	$1,698	$239	14.1%	$3,417	$3,123	$294	9.4%

Cost of device sales increased by $0.3 million, or 23.0%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was driven by the increased volume of products sold.

Cost of service sales decreased by $0.1 million, or 11.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was driven primarily by a decrease in personnel and related costs.

Cost of device sales increased by $0.3 million, or 14.1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was driven by the increased volume of products sold.

Cost of service sales decreased by $30 thousand, or 3.6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was driven primarily by a decrease in personnel and related costs.

Research and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Research and development	$5,331	$7,265	$(1,934)	(26.6)%	$10,792	$15,599	$(4,807)	(30.8)%

Research and development expenses decreased by $1.9 million, or 26.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was driven primarily by a decrease in personnel related costs of $2.0 million as a result of decreased headcount and a decrease in consulting costs of $0.7 million partially offset by $0.7 million of lower grant fulfilments recorded as credits to research and development expenses.

Research and development expenses decreased by $4.8 million, or 30.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was driven primarily by a decrease in personnel related costs of $4.8 million as a result of decreased headcount and a decrease in consulting costs of $1.2 million partially offset by $1.2 million of lower grant fulfilments recorded as credits to research and development expenses.

General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
General and administrative	$5,306	$12,012	$(6,706)	(55.8)%	$11,488	$23,372	$(11,884)	(50.8)%

General and administrative expenses decreased by $6.7 million, or 55.8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. As part of the restructuring action in the fourth quarter of 2022, we established a lean executive leadership team and a focus on cost efficiency. The decrease in general and administrative expenses was driven primarily by a decrease in personnel related costs of $5.8 million of which $5.4 million pertains to stock based compensation costs, a decrease in insurance expenses of $0.3 million, a decrease in software costs of $0.3 million and a decrease in legal expenses and patent fees of $0.2 million.

General and administrative expenses decreased by $11.9 million, or 50.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was driven primarily by a decrease in personnel related costs of $9.1 million of which $7.8 million pertains to stock based compensation costs, a decrease in insurance expenses of $0.6 million, a decrease in software costs of $0.5 million, a decrease in legal expenses and patent fees of $0.5 million, a decrease in accounting and auditing expenses of $0.5 million, a decrease in consulting cost of $0.2 million and a decrease in subscriptions of $0.2 million.

Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Sales and marketing	$2,499	$3,750	$(1,251)	(33.4)%	$5,046	$7,911	$(2,865)	(36.2)%

Sales and marketing expenses decreased by $1.3 million, or 33.4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was driven primarily by a decrease in personnel related costs of $0.9 million as a result of decreased headcount and a decrease in recruitment costs of $0.4 million.

Sales and marketing expenses decreased by $2.9 million, or 36.2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was driven primarily by a decrease in personnel related costs of $1.8 million as a result of decreased headcount and a decrease in digital marketing and marketing events costs of $0.7 million.

Interest income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Interest income	$1,030	$32	$998	3,118.8%	$1,899	$33	$1,866	5,654.5%

Interest income increased by $1.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was driven primarily by a higher interest rates and higher cash balances in money market funds and demand deposit accounts during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Interest income increased by $1.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was driven primarily by a higher interest rates and higher cash balances in money market funds and demand deposit accounts during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
Other income (expense), net	$25	$1	$24	2,400.0%	$31	$(4)	$35	(875.0)%

Other income (expense), net had a favorable increase in other income of $24 thousand for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This favorable increase in other income was driven primarily by an increase in interest income from customer financing of approximately $11 thousand and a net realized gain on foreign currencies of approximately $14 thousand.

Other income (expense), net had a favorable increase in other income of $35 thousand for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This favorable increase in other income was driven primarily by an increase in interest income from customer financing of approximately $19 thousand and a net realized gain on foreign currencies of approximately $11 thousand.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common and preferred stock. We have incurred significant cash burn and recurring net losses, which includes a net loss of $22.8 million for the six months ended June 30, 2023, and an accumulated deficit of $232.3 million as of June 30, 2023. As of June 30, 2023, we had cash and cash equivalents of $93.9 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur a significant cash burn and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

Our ability to access capital when needed is not assured and, if capital is not available when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs, commercialization of our products, and other operations which could materially harm our operations, financial condition and operating results. We expect that our existing cash and cash equivalents, together with proceeds from the sales of our products and services, will enable us to conduct our planned operations for at least the next 12 months. Factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to manufacturing; (iii) changes we may make in our business or commercialization and hiring strategy; (iv) costs of running a public company; (v) higher inflation and increases in product transportation and labor costs; and (vi) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions. As part of the prioritization of our projects and expenditures, in December 2022, we suspended the development of our Liminal brain sensing platform, which was the focus of Liminal and was in the early stages of development to non-invasively measure key vital signs in the brain.

We expect to use our funds to further invest in the development of our products and services, commercial expansion, and for working capital and general corporate purposes.

Our future cash requirements will depend on many factors, including market adoption of our products, the cost and timing of establishing additional sales, marketing and distribution capabilities; the cost of our research and development activities; our ability to enter into and maintain collaborations; the cost and timing of potential future regulatory clearances or approvals for our products; and the effect of competing technological and market developments. We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have or are not able to obtain sufficient funds, we may have to delay development or commercialization of our products. We also may have to reduce marketing, customer support or other resources devoted to our products and services or cease operations.

Cash

As of June 30, 2023, we had cash and cash equivalents of $93.9 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, international expansion, and regulatory costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash used in operating activities	$(23,150)	$(44,200)
Net cash used in investing activities	(283)	(254)
Net cash provided by financing activities	107	2
Net decrease in cash, cash equivalents, and restricted cash	$(23,326)	$(44,452)

Net cash used in operating activities

For the six months ended June 30, 2023, net cash used in operating activities of $23.2 million was due primarily to a net loss of $22.8 million and changes in operating assets and liabilities of $3.2 million, partially offset by non-cash items of $2.8 million. Non-cash items were primarily stock-based compensation expense of $2.3 million and depreciation expense of $0.5 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts receivable and unbilled receivables of $1.8 million driven primarily by increased revenue, a decrease in accrued expense and other current liabilities of $1.8 million driven primarily by lower bonus and salary and benefit accrual due to a lean executive leadership team and decreased headcount, and an increase in inventory of $1.5 million, partially offset by a decrease in prepaid expenses and other current assets of $0.9 million, an increase in accounts payable of $0.7 million, a decrease in prepaid inventory of $0.3 million and an increase in deferred grant funding of $0.2 million.

For the six months ended June 30, 2022, net cash used in operating activities of $44.2 million was due primarily to a net loss of $46.9 million and changes in operating assets and liabilities of $9.0 million, partially offset by non-cash items of $11.7 million. Non-cash items were primarily stock-based compensation expense of $11.2 million including $2.5 million related to costs associated with the Company’s former CEO grant agreement, specifically the non-recurring expense of certain equity awards, and depreciation expense of $0.5 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts receivable and unbilled receivables of $2.5 million, an increase in prepaid expenses and other current assets of $1.2 million, a decrease in due to related parties of $1.9 million, a decrease in accrued expense and other current liabilities of $2.0 million, a decrease in deferred grant funding of $1.1 million and an increase in inventory of $0.3 million.

Net cash used in investing activities

For the six months ended June 30, 2023, net cash used in investing activities of $0.3 million was from fixed assets purchased.

For the six months ended June 30, 2022, net cash used in investing activities of $0.3 million was from fixed assets purchased.

Net cash provided by financing activities

For the six months ended June 30, 2023, net cash provided by financing activities of $0.1 million was proceeds from option exercises.

For the six months ended June 30, 2022, net cash provided by financing activities of $2 thousand was proceeds from option exercises.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the three and six months ended June 30, 2023 and 2022.

In April 2020, we received a $1.6 million grant from the BMGF for the provision and equipping of 20 sites with our portable point-of-care MRI system to enable the performance of a multi-site study focused on optimizing diagnostic image quality through February 2023. During the third quarter of 2021, we were awarded an additional $3.3 million grant, of which $2.5 million was received from the BMGF in September 2021. During the second quarter of 2022, we received the remaining amount of $0.8 million. On March 29, 2023, the term of BMGF grant agreement was extended to February 28, 2024. On May 16, 2023, we were awarded an additional $3.4 million grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field magnetic resonance imaging (MRI) in neonates, infants, and young children in low-to-middle income countries through February 2026, of which $0.5 million was received by June 30, 2023. Refer to Note 12 in the notes to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the BMGF grant. Any grant funds, plus any income, that have not been used for, or committed to, the project must be returned promptly to BMGF upon expiration of or termination of the agreement. Both of the grants are designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021, and was expected to fund the program for approximately two years. At June 30, 2023, 20 Swoop® system units were provisioned and delivered to BMGF and certain milestones for service deliverables were also met. These grants are designed to provide data to validate the use of our Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury.

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

We had no other significant contractual obligations as of June 30, 2023.

For information on contingencies, refer to Note 12 in the notes to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q.

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

Except as described in Note 2 “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements”, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 22, 2023.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2023 and 2022 included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our cash, cash equivalents and restricted cash as of June 30, 2023 consisted of $95 million in money market funds, demand deposit and savings accounts. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. Based on our balance sheet position at June 30, 2023, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $0.5 million.

Inflation Risk

Inflation has increased in recent periods and may increase in the future. We rely on a single contract manufacturer; inflation generally affects us by increasing our cost of manufacturing and a higher cost of certain key components. To the extent our costs are impacted by general inflationary pressures, we may not be able to fully offset such higher costs through price increases or manufacturing efficiencies. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Remediation of the Previously Identified Material Weaknesses

As previously disclosed, we had identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

In response to these material weaknesses, our management has expended a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting. Our management developed a remediation plan, which included the hiring of accounting and finance resources, including the Chief Administrative Officer and Chief Financial Officer and Vice President, Controller with technical public company accounting and financial reporting experience, as well as other team members. We also have access to accounting training, literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan has been accomplished over time to achieve our objectives. We believe these actions are sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. During the second quarter of 2023, we completed testing of the operating effectiveness of the controls and have concluded that the material weaknesses have been remediated as of June 30, 2023.

Management has concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the remediation of controls related to the material weaknesses, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1.1	Certificate of Incorporation of the Registrant, dated December 21, 2021, as amended by the Certificate of Amendment of Certificate of Incorporation, dated December 22, 2021.		Form 8-K (Exhibit 3.1)	12/28/2021	001-39949
3.1.2	Certificate of Amendment of Certificate of Incorporation, dated June 9, 2023.		Form 8-K (Exhibit 3.2)	6/12/2023	001-39949
3.2	Amended and Restated Bylaws of the Registrant.		Form 8-K (Exhibit 3.1)	6/12/2023	001-39949
10.1+	Nonemployee Director Compensation Policy, as amended.		Form 8-K (Exhibit 10.1)	6/12/2023	001-39949
10.2+	Letter Agreement, dated as of July 17, 2023, by and between the Registrant and Thomas Teisseyre, Ph.D.		Form 8-K (Exhibit 10.1)	7/18/2023	001-39949
10.3+	Letter Agreement, dated as of July 17, 2023, by and between the Registrant and Khan Siddiqui, M.D.		Form 8-K (Exhibit 10.2)	7/18/2023	001-39949
10.4+	Executive Severance Plan, as amended.		Form 8-K (Exhibit 10.3)	7/18/2023	001-39949
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

HYPERFINE, INC.
Date: August 14, 2023	By: /s/ Maria Sainz
Maria Sainz
President and Chief Executive Officer

Date: August 14, 2023	By: /s/ Brett Hale
Brett Hale
Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary