Form 10-K
period 2023-12-31
Hyperfine, Inc.
filed 2024-03-22
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $115.9 million.

As of March 1, 2024, the registrant had 56,895,145 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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
•
market conditions and global and economic factors, such as inflation or the conflicts in Ukraine and the Middle East;
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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. Some of the principal risk factors are summarized below:

•
We are an early-stage health technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.
•
We may need to raise additional capital to fund commercialization plans for our products, including manufacturing, sales and marketing activities, expand our investments in research and development, develop clinical evidence, and commercialize new products and applications.
•
Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for our technology.
•
Health technology development is costly and involves continual technological change, which may render our current or future products obsolete.
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
•
We have experienced and may continue to experience pricing pressures from contract suppliers or manufacturers on which we rely.
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
•
If we experience material weaknesses in our internal control over financial reporting or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to report our financial condition or results of operations accurately or in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.
•
Because we are a “controlled company” within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
•
The dual class structure of our common stock has the effect of concentrating voting power with Jonathan M. Rothberg, Ph.D., the Founder of Legacy Hyperfine and Liminal and a member of our board of directors, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

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

Item 1. BUSINESS

Overview

We are an innovative health technology business with a mission to revolutionize patient care globally through accessible, affordable, clinically relevant ultra-low-field (“ULF”) magnetic resonance (“MR”) brain imaging. Our Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. Our Swoop® system is designed to transform brain MR for the patient, the clinician and the provider, and to provide a highly differentiated experience for patients, timely imaging to clinicians, and favorable economics for hospital administrators. The Swoop® system is a portable, ULF MRI device for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions in various care settings where conventional MRI devices are inaccessible. The easy-to-use interface and portable design of our Swoop® system make it easily and readily accessible anywhere in a hospital, clinic, or patient care site and it does not require any special facilities accommodations nor specialized personnel to operate safely. ULF MR does not expose patients to harmful ionizing radiation and compares favorably in this regard to X-ray computed tomography (“CT”) or positron emission tomography (“PET”).

The demand for MR imaging has been increasing due to the aging population and the rising prevalence of neurological, neurodegenerative, and cardiovascular conditions, as well as the trends towards decentralized healthcare in mature as well as low- and middle-income countries. Healthcare professionals and insurers recognize imaging as an effective, non-invasive diagnostic tool for evaluation and ongoing monitoring. The Swoop® system is the next generation brain imaging device designed to increase access to MRI in a cost-effective manner and expand the current $35 billion imaging market.

Despite its advantages, many healthcare institutions worldwide lack the facilities, specialized operators, and capital necessary to acquire and maintain expensive conventional MRI devices. The Swoop® system is the first U.S. Food and Drug Administration (“FDA”)-cleared, portable, ULF, MR brain imaging system and is capable of providing imaging at multiple sites of care such as intensive care units, clinics, emergency departments or physicians’ offices, and can inform the timely detection, diagnosis, monitoring and treatment of acute and chronic conditions inside and outside the hospital. We designed the Swoop® system to address the limitations of conventional imaging technologies and make brain MR imaging accessible nearly anytime and anywhere across professional healthcare settings. We believe the adoption of the Swoop® system by healthcare professionals has clinical and economic benefits throughout healthcare communities in both high and low resource settings.

The Swoop® system is AI-powered and integrates deep learning, a form of AI, for the reconstruction and denoising of T1, T2, and fluid-attenuated inversion recovery (“FLAIR”) sequences. The Swoop® system also incorporates deep learning denoising in the diffusion-weighted imaging (“DWI”) sequences for image post-processing. The integration of deep learning does not require any additional steps from the user. As a result, deep learning can enhance the image quality and, consequently, the diagnostic value of images generated at ULF. The algorithms are designed to improve ULF image quality, while reducing the impact of scan artifacts. The images created with these algorithms were validated by expert radiologists. Furthermore, the Swoop® system is used clinically every day as the first mover in the field of portable ULF MRI, and with an install base that continues to expand. The learnings from this field experience have served to improve our software, AI, and denoising algorithms resulting in the image quality and performance boosts of our product over the eight software releases since our initial clearance. As we move forward, we are continuously investing in improving our AI-powered image quality and leveraging each imaging-focused software release to further improve the Swoop® system performance. Furthermore, we possess a portfolio of 165 issued patents worldwide and 127 patents pending as of February 15, 2024.

Legacy Hyperfine received initial 510(k) clearance for brain imaging of patients of all ages from the FDA in 2020 and has now received eight subsequent clearances from the FDA after the initial clearance. We received our most recent clearance from the FDA in October 2023 for the latest update of our Swoop® system AI-powered software. This updated software expanded the Swoop® system’s AI denoising capabilities by incorporating deep learning denoising in the DWI sequence for image post-processing. The Swoop® system has also received marketing authorization for brain imaging in several countries, including the European Union (CE), the United Kingdom (UKCA), Canada, Australia and New Zealand.

Our initial commercial focus has been in the U.S. market and with customers that use the Swoop® system inside the hospital setting, including clinical use in pediatric and adult applications. To support these use cases, we have partnered with leading institutions to collect clinical evidence. There have been a large number of presentations at medical meetings and publications on the use of the Swoop® system in these hospital settings. We have run two studies in these areas, SAFE-MRI ECMO (Assessing the Safety and Feasibility of bedside portable low-field brain Magnetic Resonance Imaging in patients with ECMO) presented at the Asia-Pacific Chapter of the Extracorporeal Life Support Organization (APELSO) conference in November 2023 and HOPE PMR (Portable MRI for Children with Neurological Injury—A Pilot Study using Hydrocephalus as an Index Condition) which completed enrollment in mid-2023. We are actively involved in additional market adoption studies to validate the use of the Swoop® system for patients with acute ischemic stroke where the Swoop® system could be used in the emergency department. There are four study sites actively enrolling in the ACTION PMR (ACuTe Ischemic strOke detectioN) clinical study. As a prospective, international, multi-site observational study, ACTION PMR aims to examine the integration of brain imaging with the Swoop® system into the stroke diagnosis and treatment workflow. Furthermore, we have committed to conducting a utility study for the use of the Swoop® system for the monitoring of Alzheimer’s patients for Amyloid related Imaging Abnormalities (ARIA), associated with the novel Amyloid targeted therapies being developed by biopharmaceutical companies, the first of which was approved by the FDA in 2023. The FDA-approval of these new drugs requires multiple and frequent patient MRIs to monitor for ARIA throughout the course of treatment. We believe the portable Swoop® system could offer a highly differentiated, cost effective, and accessible solution for this new use case. The ability to place and use the Swoop® system in any professional care setting can significantly simplify the care navigation for these patients. Both stroke and Alzheimer’s disease represent potential worldwide incremental opportunities for our company in new care settings.

We are building our direct commercial infrastructure in the United States and have third-party distributors responsible for commercialization efforts in Canada, Australia and New Zealand. We have also added Europe to our geographic commercial focus and plan to develop our business in the European continent through a hybrid approach of direct and third-party resources.

In December 2022, we suspended our Liminal program to develop a device to non-invasively measure key vital signs in the brain. Also, in December 2022, we announced an organizational restructuring designed to decrease our operating costs and create a more streamlined organization to support our business. As a result, we terminated approximately 13% of our global workforce including, among others, the employees of our Liminal subsidiary. In connection with the restructuring, we incurred $1.0 million of costs consisting primarily of cash severance costs, other severance benefits, fixed asset impairment costs and other related restructuring costs. We completed the restructuring as of the first quarter of 2023.

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

Our Core Competitive Strengths

We believe that our competitive strengths include the following:

There is a large and growing MRI market, and we have the potential to augment conventional MRI capacity to bring benefit to patients, clinicians and providers around the world. We believe our solution addresses a vast unmet need across the global market by adding a portable, accessible and affordable brain MR system to increase the existing capacity of conventional high-field MRI scanners as imaging rates continue to grow across the aging population and patients with neurological and neurodegenerative conditions and as efficient and readily available MRI scanners deployed in different sites of care become increasingly valuable in high, middle and low resources countries globally. Our solution is designed to complement conventional MRI and seamlessly integrates into the hospital workflow, by processing orders from the Hospital Information Systems (HIS) and allowing users to upload images into their picture archiving and communication system (“PACS”), or directly onto our cloud PACS, which then makes images easily available for diagnostic purposes. To support information security reviews with customers we have obtained several certifications including HITRUST CSF® v9.4 Risk-based, 2-year, SOC2 Type 1 and SOC2 Type 2.

We believe the Swoop® system can expand the existing $35 billion global imaging market (expected to grow at a 5.7% CAGR from 2022 to 2030) by making MRI available to a broader set of patients in both developed and emerging markets, as well as improve the utilization of conventional MRI scanners through decreased wait times and more efficient patient flow. Our initial focus is on patients in intensive care units and emergency departments, where timeliness of MRI is critical, as well as pediatric patients where minimizing exposure to ionizing radiation from CT is important. An MRI scan can be essential for diagnosis and urgent intervention. The Swoop® system can be wheeled directly to a patient’s bedside and offers a prompt solution for those patients who require an MRI scan but are too critically ill to be transported to a conventional MRI scanner and who may otherwise be forced to forego a scan, wait until a scanner is available, or wait until their condition stabilizes.

Hyperfine has a unique ultra-low-field portable MR brain imaging system that aims to improve brain health globally

200kg/44
HYP

A First for Brain Health

- Designed to improve access, equity, and affordability for clinicians and patients in multiple professional healthcare settings (from critical care to offices and resource settings).
- Enables clinicians to make timely and early diagnosis of critical brain conditions.
- Potential to reduce the burden to healthcare systems of widespread and devastating neurological conditions, such as stroke and Alzheimer's disease.

•
Our innovative technology can potentially improve the quality of care for patients worldwide. We believe our portable, affordable, brain MRI scanner can broaden access to quality care, leading to better brain health. In many cases, other imaging modalities, such as CT scanners, are used due to the lack of availability of MRI scanners or their lower cost profile, even though CT provides lower soft tissue contrast for evaluating abnormalities in the brain. Our portable Swoop® system is significantly more affordable than conventional MRI and CT scanners, helping to make the Swoop® system accessible for hospitals and care centers that are not financially able to acquire a conventional MRI or CT scanner. Compared to CT, MRI has a greater range of soft tissue contrast, depicts anatomy in greater detail, and is more sensitive and specific for abnormalities within the brain itself.

The Swoop® system does not emit ionizing radiation and therefore does not have the increased risk of cancer that comes with CT imaging. The absence of ionizing radiation can benefit patients with conditions that require frequent follow-up with multiple scans per year, such as pediatric hydrocephalus. In certain circumstances, such as in the management of patients with delirium or altered mental status, familiarity or keeping the surrounding environment as similar as possible can be critical, which we believe makes portable devices like our Swoop® system particularly valuable since patients do not need to move to distant radiology suites for conventional MRI scans. Studies show that 37% of patients report anxiety-related reactions in an isolated room for imaging. With our Swoop® system, we can offer a quieter, calmer and more comfortable experience with the option of a family member or other caregiver being present by the patient’s side during the scanning process.

Our portable Swoop® system also helps avoid the risk of patient injury during transport through the ability to bring the system to the patient. By performing scans for urgent and critically ill patients at the bedside, we can help prevent the adverse incidents that occur with approximately 26–79% of critically ill patients during transport. The Swoop® system can eliminate the labor-intensive and high-risk process of transporting patients on ventilators or connected to other life-sustaining devices, which can be especially valuable in the staff shortage environment that many healthcare institutions continue to experience.

The Swoop® system is designed to increase global MRI capacity and to enable brain imaging anywhere

•
Our proprietary, disruptive, and revolutionary product is designed with healthcare professionals in mind. We have commercially launched our Swoop® system, a portable brain MRI device capable of producing diagnostic quality images at a lower magnetic field strength than conventional MRI scanners. Using an ultra-low-field magnetic force significantly reduces projectile safety concerns and, therefore, should reduce the length of pre-safety checks typically conducted by healthcare professionals. We designed our product with the physician workflow in mind, reducing the average 11.7 hours required for the conventional MRI process to as little as 0.5 to 5.3 hours of workflow time with our Swoop® system. Typically with a 55% or greater reduction in total workflow time, physicians can reduce the time to diagnoses for timely treatment, potentially resulting in improved health outcomes for the patient.

Conventional MRI scanners require specially trained technicians fully dedicated to operating those systems and increase the time and cost related to nurses and porters transporting patients to the MRI unit. Our Swoop® system is designed to simplify the image acquisition process. We have designed our system to be user-friendly and require minimal training to be operated, including a simple user interface accessed through a Hyperfine provided tablet. The Swoop® system’s portability and accessibility at the bedside can further allow more time for healthcare professionals to focus on other important activities related to patient care, diagnosis, and treatment.

•
Our first in its class product can provide an attractive return on investment for various care settings. We created the Swoop® system not to replace conventional MRI devices but to complement them and enable additional brain MR exams for patients and in settings not traditionally serviced by conventional MRI scanners, such as critical care units, emergency departments, clinics and physician offices. By facilitating imaging in a timely manner by bringing the Swoop® system to the patient, patients can potentially be treated earlier and discharged sooner, potentially leading to increased hospital savings consistent with the growing shift to value-based care. In addition, by conducting more in-patient MRI scans at the bedside, our Swoop® system can help free up capacity in the MRI suite for additional outpatient procedures, which can generate higher revenues for hospitals or other healthcare facilities than in-patient imaging. In studies we have conducted in hospital settings, the use of our Swoop® system has helped to make capacity available that has resulted in 20% increased usage of the existing MRI suite for additional outpatient procedures.

As healthcare costs continue to rise, we believe our Swoop® system has the potential to allow for significant potential cost reductions that can benefit the entire imaging ecosystem. Our Swoop® system has reduced hardware costs, using modern computational power and deep learning advances. The cost benefits of our Swoop® system are not limited to a customer’s initial purchase of the system. Our customers can benefit by not having to spend on additional cooling, power, and high maintenance expenses typically required throughout the lifetime of conventional MRI scanners. Unlike conventional MRI scanners, the use of the Swoop® system also does not require a specialized radio frequency (RF) room to safely house the MRI scanner, which can result in a lower total cost of installing an MRI and allow flexibility in the use of space for other essential patient care activities.

•
Our validated platform and business model allows for potential widespread adoption. Over 104 conference presentations and peer reviewed journal articles, perspectives, case studies, and editorials on the Swoop® system have discussed the potential clinical benefits of portable, ULF MRI for patients with stroke, hydrocephalus, hematoma, multiple sclerosis and tumor resection. We generate sales revenue by selling the Swoop® system primarily through one business model, which is ownership accompanied by an annual service and support agreement. In this model, the Swoop® system is typically sold with a service and support agreement that begins after one year of warranty and is sold initially in either 36 or 60 month terms. In certain cases, the

Swoop® system is sold without an accompanying service and support agreement. As more healthcare professionals adopt our technology, we anticipate improvements in gross margin due to increased volume, increased average selling prices resulting from annual pricing increases, and the recurring service and support agreements.
•
We have a strong, experienced and lean executive leadership team with deep expertise in health technology. We have a world-class management team, including our executive officers and other senior management, with decades of cumulative experience in healthcare and consumer end-markets. Our team is comprised of leaders with deep leadership experience in health technology research and development, manufacturing, and commercialization.

Potential Opportunities

Our portable Swoop® system has the potential to streamline the care navigation for Alzheimer’s patients on the novel Amyloid Targeted Therapies. We believe the Swoop® system has the potential to represent a valuable tool in the screening and monitoring of Alzheimer’s patients considered for and or treated with the newly approved Amyloid Targeted Therapies (“ATT”), the first of which, Leqembi (by Biogen/Esai), was approved by the FDA in late 2023. The labeling approved by the FDA for Leqembi requires that patients on the drug undergo multiple MRI’s to monitor risk of ARIA. We believe conventional MRI capacity is not readily nor easily available to patients at the levels that may be needed for such monitoring in the event ATTs become widely prescribed. Undergoing a conventional MRI represents an additional burden to patients, given long wait times for MRI across the United States and the fact that conventional MRI systems are not always in the same location as the infusion centers or treating neurologists. The portable Swoop® system can be safely and conveniently located near the treating clinician or the infusion center, which can streamline the complex care navigation for these patients.

Our portable Swoop® system has the potential to to accelerate characterization and diagnosis of acute ischemic stroke. In 2023, we launched an international observational study, ACTION PMR, which has enrolled over 100 patients as of March 2024, with enrollment from all four participating sites. The goal of the study is to use portable brain imaging to identify strokes and salvageable brain tissue.

We have the opportunity to make brain MR accessible and affordable to patients in low resource settings globally when conventional MRI is not available. We have also initiated a global research program in close collaboration with Kings College London, supported by grant funding from the BMGF to assess the clinical feasibility of our Swoop® system in providing readily available brain imaging to infants between the ages of 0 to 24 months in low to medium income countries and now have deployed Swoop® systems in African and Asian countries.

Our Strategies

Our strategies include the following:

•
Focus our development and commercialization efforts on the Swoop® system. Our current focus is ULF brain MRI with the Swoop® system and the advancement of our brain MR technology and its proprietary AI-powered software for multiple clinical applications in different sites of care. Our initial commercial focus is in our beachhead markets inside the hospital for critical care and pediatric patients. In December 2022, we suspended our Liminal program to develop a device to non-invasively measure key vital signs in the brain to focus our resources on the continued development and commercialization of the Swoop® system.
•
Focus on supporting customers through implementation programs. We believe the Swoop® system can represent a valuable tool in the screening and monitoring of patients. The Swoop® system is designed to make the customer experience as easy as possible through our easy-to-use interface accessed through a Hyperfine-provided tablet. In addition, we have a field team dedicated to support programs, who can help integrate the Swoop® system into hospital and clinic workflows.

•
Demonstrate our commitment to continuous technical innovation and leadership across the care continuum. Our advanced technology has been developed by an internal team of engineers and AI scientists dedicated to continuous innovation. Our pace of AI-powered software iterations allows further improvements of image quality, consistency, and image sequences for the clinical uses of our technology. As the Swoop® system becomes integrated into ICUs and other care workflows and care sites across medical practices, we are dedicated to gaining more insights into our product’s usability and clinical applications. We plan to continue developing our technology to expand into new imaging applications to enable us to reach the broader care continuum through diagnosis and treatment.

•
Expand clinical validation data and publications. There are over 104 conference presentations and peer reviewed journal articles, perspectives, case studies, and editorials on the Swoop® system discussing the clinical benefits of our Swoop® system. In 2023, we completed enrollment in two studies: HOPE PMR enrolled 150 hydrocephalus patients and we expect that data will be presented and published in 2024, and MRI ECMO, a multicenter observational study where the Swoop® system was used to image brains of critically ill patients on ECMO, which was presented at the APELSO conference in November 2023. In mid-2023, we launched our ACTION PMR study at four global sites, including Massachusetts General Hospital and SUNY Buffalo, to examine the use of the Swoop® system to assess acute ischemic stroke in the emergency department setting.

We have also partnered with several institutions to initiate utility studies to evaluate the use of the Swoop® system in screening and monitoring Alzheimer’s patients on the novel Amyloid Targeted Therapies. Alzheimer’s disease represents a potential large incremental and growing global market opportunity for our technology. We believe the Swoop® system can significantly streamline the care navigation and lower the burden for these patients and their clinicians and meaningfully increase the reach of Alzheimer’s diagnosis and treatment across patients of diverse demographics and income levels.

•
Expand sales in international markets. We intend to continue to increase our sales and distribution capabilities outside of the United States to take advantage of the international opportunity for our products. We have begun to commercialize our Swoop® system through a limited number of third party distributors. We obtained a Medical Device License issued by Health Canada, UKCA certification in the United Kingdom, CE certification in the EU and regulatory authorization in Australia and New Zealand. In 2024, we have plans to expand our international commercial focus to select European countries.

Our vision of providing affordable and accessible imaging that enables earlier detection and remote management of health conditions worldwide was initially made possible by grant funding from the BMGF. Through our engagement with BMGF, we deployed the Swoop® system to low-middle resource settings without readily-accessible MRI technology. The multiple grants provided by the BMGF, which commenced funding in the spring of 2020, support the deployment of 45 Swoop® systems across African and Asian countries. The ongoing investigation is designed to provide data to validate the potential use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection, and birth-related injury.

Industry and Market

MRI is a non-ionizing radiation risk imaging modality widely used by healthcare professionals across various clinical settings for the medical diagnosis of patients, staging of disease, and continued assessment following treatment. MRI is noninvasive, sometimes eliminates the need for surgical intervention or invasive procedures when used correctly, and offers superior soft tissue contrast resolution compared to other imaging modalities like CT. It is a more sensitive and potentially objective measure of brain tissue and injury. MRI is used to examine CNS, musculoskeletal, and other diseases. The prevalence and incidence rates of these diseases continue to increase across the globe. According to a United Nations report, up to one billion people, nearly one in six of the world’s population, suffer from neurological disorders, including Alzheimer’s and Parkinson’s disease, stroke, multiple sclerosis, epilepsy, migraine, brain injuries, and neuro infections, with some 6.8 million dying of these disorders each year.

The aging population and rising prevalence of cancer, cardiovascular, neurological, and orthopedic conditions have augmented the demand for MRI. Healthcare professionals and insurers recognize imaging as a cost-effective and non-invasive diagnostic for prevention, early detection and ongoing monitoring. The portable Swoop® system represents a new paradigm in brain imaging that we believe will drive improved access and efficiency and expand the current $35 billion imaging market. Given the significant patient populations needing diagnostic imaging, we have positioned ourselves in an underpenetrated market with substantial room for growth. While the current imaging market is mainly limited to high-resource countries, we believe our system can help make MRI imaging more accessible in mature and low resource settings globally, leading to an increase in both MRI penetration rates and the size of the overall market opportunity.

Market needs

Despite MRI’s advantages to diagnose and monitor patients through treatment, access to MRI scanners can be challenging. Numerous challenges are associated with the use of conventional MRI devices:

•
High cost: The average cost of new conventional MRI scanners is $1.2 million and could cost as high as $3 million, significantly more than our Swoop® system. Conventional MRI is not readily available in low resource settings. There is wide disparity in the MRI units per inhabitant ratio across the globe, making equity in access to MRI a challenge for healthcare systems in developed and low- and middle-income countries. The Swoop® system has the potential to address equity disparities as a portable and affordable brain imaging system that offers versatility for deployment.

•
Complex site requirements and upgrades: Due to the use of strong (1.5−3.0T (Tesla)) magnetic fields in conventional MRI scanners, there are various requirements and restrictions on imaging facilities size, location, and ongoing maintenance, including the need to build a specialized radio frequency room to house the MRI scanner safely.
•
Scheduling delays: A high level of coordination is required between the MRI facility and patients scheduled for a conventional MRI scan. Coordination is further complicated with patients who are unstable in critical care and require multiple medical procedures in a timely manner. Conventional MRI devices are not available in the same clinic settings where clinical monitoring and follow up for neurological conditions takes place, requiring additional appointments for patients and potentially delaying assessments.
•
Risk of adverse events during transportation: Patients in the ICU are often connected to life-sustaining devices that complicate the transportation to a conventional MRI scanner. According to Glavis et al., the conventional MRI workflow for imaging an ICU patient can take as long as 11.7 hours at their hospital, with other hospitals anecdotally reporting up to 24 hours. Intrahospital transport of patients is associated with cardiovascular and respiratory risks that may limit timely and safe neuroimaging for critically ill patients. Even under the supervision of a well-trained team, adverse events may still occur in 26–79% of critically ill patients during transport. Martin et al. reported that ventilator asynchrony was the most frequent adverse event and put patients at a higher risk for pneumothorax, atelectasis, and ventilator-associated pneumonia. Difficulties occur with hardware, challenges with lifts to move the patient, issues with infusion lines, and a lack of battery life for equipment needed to support the patient. In addition to patient impact, there are expenses associated with each adverse event. According to a study by Mello et al., the average hospital-borne cost of an adverse event is $6,255 (adjusted for inflation).
•
Consumption of valuable personnel resources: One of the challenging aspects of transporting an ICU patient is coordinating a specialized team to manage the patient as they move from the ICU to the MRI. Such a team typically includes two to six staff members. With hospitals often being short-staffed, taking staff away from the ICU to assist in imaging a patient could put other patients at risk. Additionally, each patient transport for imaging complicates the ICU workload, creating time-intensive patient care interruptions that require specialized nurses to remove and reattach life-sustaining equipment.

Due to these challenges, the adoption of conventional MRI scanners has been limited across medical settings in the United States and globally, especially in rural locations where many individuals only have access to small clinics. Conventional MRI scanners also include additional costs of establishing an MRI suite, patient support areas, machine installation and servicing, including costly or inaccessible cryogens for cooling, software upgrading, and maintenance that burden hospitals and clinics with limited ongoing funding.

There are significant benefits to diagnosing a disease at multiple sites of care in its early stages, which can reduce the time to treatment and improve the quality of life for those patients. We have taken advantage of technological advances in electronics, computing and AI to develop an MRI device that is not only portable but also uses an ultra-low-field 64mT (0.064T) permanent magnet, which is much lower than the 1.5T or higher field strength of conventional MRI scanners, and does not require cryogenic cooling. Our advanced technology allows healthcare professionals to conduct an MRI scan at the patient’s bedside in the hospital or any clinical setting to begin early diagnosis, intervention, and ongoing treatment.

According to a 2008 report from the World Health Organization, 90% of the world does not have access to MRI, primarily due to socioeconomic factors. Many low-resource countries recognize the benefit of investing in their healthcare infrastructure, and it is expected to cause a spur in growth for the global MRI market. For example, India and China are two of the fastest-growing markets building its healthcare infrastructure in rural areas. The ability of these countries to build the facilities needed to house these large systems and train highly specialized personnel to operate conventional MRI scanners presents a challenge.

Products and Services

Our Swoop® Portable MR Imaging® System

We designed our Swoop® system to address an unmet need in accessible, affordable, portable medical imaging through a unique combination of hardware and AI-powered software services. Our hardware is powered using modern computational power and deep learning advances. Our software is designed to address the traditional ease-of-use and integration challenges often presented by specialized medical technologies. Our system operates from a Wi-Fi-capable tablet and integrates with picture archiving and communication systems (“PACS”) to enable fast and confident clinical decision-making.

Features

Portable Brain Neuroimaging—FDA-Cleared for MRI of the Brain and Head in Patients of All Ages

Portable brain imaging has only been possible using CT. CT can visualize bones, blood vessels with contrast agents, and hemorrhage well, but is not as sensitive as MRI at imaging the brain’s anatomy. Additionally, CT delivers a significant amount of ionizing radiation. Exposing patients to radiation increases the risk of developing cancer, which limits CT’s use for critically ill patients and makes it particularly hazardous for pediatric patients.

The gold standard for neuroimaging is MRI, which can provide excellent high-resolution images of the soft tissues of the brain without being obscured by the skull. MRI can provide critical insight into brain trauma and disease but historically has not been portable and not available at multiple sites of care. Because of their size, weight, and safety issues, conventional MRI scanners were only available in hospitals, major medical centers, and outpatient imaging providers, meaning that patients typically must be transported to the MRI scanner.

We have developed a new category of medical imaging, portable MRI, that is smaller, lighter weight, and lower cost than conventional MRI scanners yet maintains the soft tissue visualization capabilities critical for brain imaging. Since launching our FDA-cleared portable Swoop® system in 2020, brain imaging is now available for patients of all ages at practically any site of patient care in the United States.

Ultra-Low-Field System

To engineer this new category of portable MRI, we made several significant design changes with respect to conventional MRI, particularly the magnetic field strength. Over the past 40 years, the goal for improving conventional MRI scanners has been to attain higher magnetic field strength. In 2017, the FDA cleared the first 7T MRI, after 20 years of development. It was noted that the added field strength allows for better visualization of smaller structures and subtle pathologies that may improve disease diagnosis. We have taken a different approach by developing our Swoop® system to have an ultra-low-field magnet of 0.064T, which enables MRI to become portable because, unlike conventional MRI scanners, the field strength of the magnet in our system does not require a specialized room to house or use the MRI scanner safely. This field strength and form factor comes from a unique optimization of the magnet size, weight, field uniformity, and patented design of the permanent magnet structure that provides sufficient image clarity for diagnostic purposes.

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

Motion Correction

Portable MRI at the point of care can provide MRI insights to more patients than previously possible. All MRI scans regularly suffer from quality problems due to patient motion, with approximately 30% of all scans from inpatient or emergency department exams having moderate or severe image quality issues. We have developed software that compensates for subtle motion to improve image quality in the most challenging, and often most in need, patients. We believe that with continued development, our technology can produce diagnostic scans without requiring the operator to make expert adjustments to the scanning procedure due to typical patient movements.

Noise-Cancellation Technology

Designing an ultra-low-field magnet is not sufficient to enable portable MRI. Portable MRI must also address the electromagnetic interference surrounding us. Electromagnetic interference makes conventional MRI outside of a shielded room unsafe and impossible. Conventional MRI scanners are permanently installed in a special room where the walls, floor, and ceiling are encased in copper or aluminum to provide an environment for conventional MRI machines to operate, in which all man-made and natural electromagnetic interference is prevented from entering. Installation of these shielded rooms typically costs more than $100,000.

We have developed proprietary, patented AI-powered noise-cancellation technology to enable portable MRI. Our technology measures the external electromagnetic interference and subtracts that from the interference that swamps the MRI signals.

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

Image Quality

We deliver diagnostic-quality images to healthcare professionals. The images from our Swoop® system are higher in contrast resolution than other portable medical brain imaging systems, such as portable CT scanners. Our portable Swoop® system also delivers images that are diagnostic and clinically relevant in many use cases when high field MRI is not available. Our MRI signal is produced at 0.064T compared to 1.5T or higher produced by conventional, fixed MRI scanners. We believe that the Swoop® system provides the potential to improve the quality of care for patients who have limited or no access to conventional MRI, which includes 90% of the world’s population.

Controlled by an Easy-to-Use Wireless Tablet

As we seek to reach new markets and users with our Swoop® system, we have sought to make the operation of the device as intuitive and easy to use as possible. We believe it is important to consider usability when significantly changing how a medical device is used, specifically in MRI, where conventionally, the operator is required to have several years of training. We believe this is particularly important when used in hospital environments, including with unstable patients in the critical care and emergency situations such as stroke, where speed is essential.

The interfaces to the Swoop® system are simple, intuitive buttons, joystick controls to drive the system, and a familiar tablet controller for image acquisition and viewing. The user interface provided on the tablet offers a playlist of protocols based on the use case that can be started, stopped, and rearranged as needed. In addition to being easy to use and the consequential acceleration of hospital workflows that can result, our system provides standardized images across all placement sites due to our uniform manufacturing specifications and a consistent set of sequences that individual operators do not customize. Conventional MRI scanners are operated by highly-trained technologists and can have variations in image resolution and contrast weighting across sites due to institutional policies and radiologist preferences. We believe the standardization of images across scanners and sites will significantly benefit the ability of radiologists and other healthcare professionals to read our images efficiently and ultimately build a data repository of images that can serve as training sets to further improve our image quality and the Swoop® system user experience.

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

Open Layout Designed to Improve the Patient Experience and Potentially Reduce Patient Anxiety

For an MRI scan in a traditional setting, a patient arrives at the radiology department of a hospital and typically enters through a door covered with radiation warnings and other hazard symbols. The patient then proceeds to a waiting room where they undergo a lengthy safety questionnaire and are asked to remove all jewelry and clothes (to their underwear) and put on a hospital gown. Wait times vary from a half hour to several hours before the patient enters the console room and is led through a large metal door into the RF screen room by themselves. Typical conventional MRI scanners are long tubes where the patient is positioned on a motorized bed, and RF coils are attached around the patient who has been instructed to lay still. The MRI technician uses the motorized bed to push the patient into the long tube of the large superconducting magnet, leaves the room, closes the metal door to the scan room, and tells the patient over an intercom that the scan is about to start. The patient experiences an extremely loud environment throughout the scanning experience. The conventional MRI procedure is often a daunting experience for the patient that can cause significant anxiety, especially for pediatric patients who are separated from their families during this time.

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

Powered Using a Standard Wall Outlet

Transportable throughout any hospital environment, our Swoop® system plugs into a standard wall outlet (100-230 VAC, 50/60 Hz, 15A) and uses less than 900W of electricity. This ability is achieved with low-power electronics, including efficient power supplies and power amplifiers, coupled with a zero-power consumption permanent magnet. Our Swoop® system does not require many of the components of conventional MRI, including the liquid helium used in conventional MRI superconducting magnets or the associated safety and supporting infrastructure, the chilled water-cooling systems for the power electronics and gradient coils, and the room air conditioning needed to extract the heat generated in the separate electronics machine room, or the special 480 V, 3-phase, 200A power supply.

Services

Our Swoop® system service and support program includes support and technical assistance with hardware and software issues. A combination of remote and onsite support in collaboration with onsite technical staff solves software issues. In addition, it also includes our Hyperfine Image Viewer, a cloud PACS that users can use to upload images for storage purposes. The service and support program also grants access to our future software upgrades. Recent upgrades include our FDA-cleared image quality improvements that enhances the quality of images in the presence of subtle motion and other potential future upgrades designed to improve the patient workflow and diagnosis.

Our People

Legacy Hyperfine was founded in 2014 by Dr. Jonathan Rothberg. Our mission is to provide accessible and affordable imaging and monitoring through MRI to revolutionize healthcare for people around the world.

As of February 15, 2024, we had 131 employees, all of whom were full-time employees and of whom 25 work in sales, clinical and marketing, 84 work in research, development, manufacturing and operations, and 22 work in general and administrative capacities. As of February 15, 2024, 127 of our employees were located in the United States and, internationally, four were located in the United Kingdom and Europe. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

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

Information About Our Executive Officers and Directors

The following persons were our executive officers and directors as of February 15, 2024:

Name	Position
Executive Officers
Maria Sainz	President, Chief Executive Officer and Director
Brett Hale	Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary
Thomas Teisseyre, Ph.D.	Chief Operating Officer
Directors
R. Scott Huennekens	Chairperson of the Board of Directors
Jonathan M. Rothberg, Ph.D.	Founder of Hyperfine and member of the Board of Directors
John Dahldorf	Chief Financial Officer, Adagio Medical
Ruth Fattori	Managing Partner, Pecksland Partners Senior Advisor, Boston Consulting Group
Daniel J. Wolterman	Chief Executive Officer, Wolterman Consulting LLC

Environmental, Social and Governance Practices

We are committed to delivering products and solutions that build a healthier and more sustainable world for this and future generations. We have an Environmental, Social, and Governance (“ESG”) program and internal governance structure that we will adapt and expand as determined through our business operating reviews. We seek to align our ESG program and governance structure with our business strategy, the priorities of our stakeholders, our commitments and ambitions, and our need to adapt to changes in societal, environmental, and regulatory expectations. Our management team works to facilitate alignment with ongoing ESG efforts, which will include gathering input from internal and external stakeholders to help inform our ESG strategy and focus areas. We seek to support the transition to a more circular economy. We seek to reduce medical imaging equipment waste by promoting and enabling the reuse of equipment and parts. Every scraped system is disassembled by our service team and magnets are demagnetized and removed from the steel. Machines are refurbished or dismantled, harvested, and recycled, reducing waste and contributing to a circular economy.

Environmental Stewardship: We recognize the importance of taking measures to reduce our environmental footprint. The Swoop® system is a low-footprint MR-based device that can be deployed in a variety of settings including low- and middle-income countries. The Swoop® system is powered from a standard electrical outlet and does not require any special construction at site of care like conventional MRI requires. As we grow our business, we have initiated certain projects to begin tracking our environmental impact, and where feasible, have taken measures to increase our sustainability efforts. We support the employee-led Hyperfine Sustainability Resource Group and our environmental efforts include our commitment to reduce, reuse or recycle where possible or appropriate and energy efficient projects to lower energy use within our office areas and laboratories.

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

Diversity, Equity and Inclusion: Our commitment to maintaining a top-performing company means investing in and creating ongoing opportunities for employee development in a diverse and inclusive workplace. We believe that a diverse workforce not only positively impacts our performance, fosters innovation, inspires us to achieve greater results, increases our collective capabilities and strengthens our culture, but it also cultivates an essential pipeline of experienced leaders for management. Hiring for diversity of thought, background and experience, and diversity of personal characteristics such as gender, race and ethnicity is intentional and continues to be an area of focus as we build and grow our workforce. We support the employee-led Hyperfine Women’s Resource Group and are an active member of external diversity groups that support diversity mentorship within the health technology field.

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

We recognize the role of education in accelerating clinical adoption of our products across the patient care pathway, including healthcare professionals who currently may not themselves be primary users of MRI technology. To support adoption of our product and in addition to our simplified product interface, we have built a team of clinically trained clinical support specialists to guide and coach clinicians on the unique features of our device and on the specific clinical application of our technologies.

Sales and Pricing

The Swoop® system is commercially available in the United States, Canada, Australia, and New Zealand. The system also has received CE certification for the European Union and UKCA certification in the United Kingdom. We are building our direct commercial infrastructure in the United States and also sell our products in other countries either through direct sales or through distributors.

We are primarily commercializing our device through one business model, which is ownership accompanied by an annual service and support agreement. In this model, the Swoop® system is typically sold with a service and support agreement that begins after a one year warranty and is sold initially in either 36- or 60-month terms. In certain cases, the Swoop® system is sold without an accompanying service and support agreement. We offer our customers payment term options that include, among others, either an upfront payment for the Swoop® system and annual payment for service and support or an annual payment option for the term of their agreement. The annual payment option contains a portion of interest for the Swoop® system over the term.

This model provides for the sale of the Swoop scanner, along with an off-the-shelf tablet for use with the scanner, to the customer based on agreed payment terms, which is more affordable than the average cost of $1.2 million for conventional MRI scanners.

To a lesser extent, we have also commercialized our device through a subscription bundle model in prior years, in which we sell the use of our device and an off-the-shelf tablet for use with the scanner, plus the same service and support benefits provided in the ownership with service and support model. The subscription bundle model is no longer available for commercial and research use of the device in 2023 and 2022.

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

We purchase some of our components and materials used in manufacturing, including magnets, field programmable gate arrays (“FPGAs”), central processing units (“CPUs”) and molded plastics, from single sources. Although we believe that alternative sources of these components and materials would be available, it would take time to identify and validate replacement components, which could negatively affect our ability to supply the Swoop® system on a timely basis. We cannot give assurances that any alternative supplier would be able to recreate the manufacturing processes currently in use. To mitigate this risk, we typically carry a significant inventory of critical components. We are also working with our Swoop® system device manufacturer, Benchmark Electronics, Inc. (“Benchmark”), to add an additional magnet supplier to the manufacturing process to mitigate the risk to supply of our magnets by the current use of a single supplier.

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

Following the MSA’s initial three-year term, the MSA renews automatically for additional two-year terms unless either party gives 180 days’ prior written notice before the end of the then-current term to the other party electing not to renew the agreement. The MSA or any purchase order under the MSA may be terminated by either party for convenience upon 90 days’ prior written notice to the other party. The MSA may also be terminated by either party by written notice upon the occurrence of (i) a breach by the other party under the agreement which is not cured within 30 days after written notice by the terminating party, (ii) the other party becomes insolvent, dissolves, liquidates or ceases to conduct business or (iii) the occurrence of payment-related breaches. Benchmark may also terminate the agreement upon the filing of any petition against us under bankruptcy or similar laws, where such petition is not vacated within 10 days via court order.

Competition

Several large companies, such as General Electric, Siemens, Philips, Hologic, Fuji, Toshiba, Canon and Hitachi currently dominate the medical imaging market. We expect that the existing market participants will remain key players in the future.

As a general matter, we view competition on two levels:

•
Computed tomography (CT), particularly non-contrast computed tomography, both portable and/or at the point of care setting. CT systems, while providing valuable information about hemorrhage and fractures, provide less soft tissue differentiation to inform clinical decisions when compared to MRI. As such, the Swoop® system is well positioned to augment critical care and emergency departments with existing CT capabilities; and
•
Portable ultra-low field brain MRI systems with similar attributes are currently in development. Neuro42 announced receipt of FDA clearance of its portable MRI system in February 2024 with plans to commercialize later in 2024. In addition, there are several companies currently in the process of developing this technology, including, for example, DeepSpin and Multiwave.

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

The patents owned and in-licensed by us are generally directed to the architecture of MRI systems and related technology. We have developed a portfolio of issued patents and pending patent applications directed to commercial products and technologies for potential development. We believe that our intellectual property is a core strength of our business, and our strategy includes the continued development of our patent portfolio.

Our Swoop® System and Related Technology

As of February 15, 2024, we held an exclusive field of use licenses or ownership of 165 U.S. and foreign patents, and 127 U.S. and foreign patent applications. These patents and applications cover various components and techniques incorporated into and generally directed to our Swoop® system, including magnet design and manufacturing, electronics and circuitry, mechanical aspects, safety features, noise compensation technology, image formation and analysis software, and various other aspects of MRI systems. These issued patents and pending patent applications (if they were to issue as patents) have expected expiration dates ranging between 2035 and 2043. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

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

Under the terms of each of the license agreements, we agreed to pay MGH an annual maintenance fee and agreed to reimburse MGH for certain patent related fees and costs incurred by MGH, including past patent fees and costs. If we were to enter into a sublicense under either license agreement, we would be obligated to pay MGH a percentage in the mid-teens of certain consideration paid to us by the sublicensee. The aggregate amount we paid under these agreements was $159,000.

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

510(k) Clearance Pathway

A 510(k) pre-market notification must contain information sufficient to demonstrate that the new device is substantially equivalent to a predictive device. A predicate device is a legally marketed device that is not subject to a PMA, meaning, (i) a device that was legally marketed prior to May 28, 1976 (“preamendments device”) and for which a PMA is not required, (ii) a device that has been reclassified from Class III to Class II or I, or (iii) a device that was found substantially equivalent through the 510(k) process. To obtain 510(k) clearance for a non-exempt Class II device, the FDA must determine that the device is substantially equivalent to such a predicate device based on the information submitted by the product developer in the pre-market notification. The FDA’s 510(k) clearance process generally takes from three to 12 months from the date the application is submitted, but it may take significantly longer if FDA has significant questions or needs more information about the new device or its manufacturing or quality controls.

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

After a new medical device receives 510(k) clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require the submission of a PMA application. The FDA requires each manufacturer to make the determination of whether a device modification requires a new 510(k) notification or PMA application in the first instance, but the FDA may review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA for a particular change, the FDA may retroactively require the manufacturer to submit a 510(k) pre-market notification or a PMA application. The FDA may also require the manufacturer to cease U.S. marketing and/or recall any distributed units of the modified device until 510(k) clearance or a PMA for the modification is obtained.

De Novo Classification

If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. However, if such a device would be considered low or moderate risk (in other words, it does not rise to the level of requiring a PMA), it may be eligible for the De Novo classification process. The De Novo classification process allows a device developer to request that the novel medical device be reclassified as either a Class I or Class II device, rather than having it regulated as a high-risk Class III device subject to the PMA requirements. If the manufacturer seeks reclassification into Class II, the classification request must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device.

Under the FDCA, the FDA is required to classify a device within 120 days following receipt of the De Novo classification request from an applicant; however, the most recent FDA performance review goals for fiscal years 2023 through 2027, FDA will attempt to issue a decision within 150 days of receipt on 70% of De Novo requests received during such period. De Novo classification requests are subject to user fees, unless a specific exemption applies.

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

If an FDA evaluation of a PMA application or manufacturing facilities is favorable, the FDA will either issue an approval letter, which authorizes commercial marketing of the device for specific indications for use, or an approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA application.

When and if the conditions of the approvable letter have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of a device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted, and data is submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy. PMA approval may also be granted with post-approval requirements such as the need for additional clinical trials or patient follow-up for an indefinite period of time.

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

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require the sponsor of any pivotal clinical trial to support marketing authorization of a medical device to develop a diversity action plan for such trial, and if submission of an IDE application is required, to submit such diversity action plan to the FDA. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect device clinical trial planning and timing or what specific information FDA will expect in such plans, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

Ongoing Post-Market Regulatory Requirements and FDA Enforcement

In 2020, Legacy Hyperfine received 510(k) clearance from the FDA for its portable MRI system. In February and October 2023, the Company received additional 510(k) clearances from the FDA for the latest updates to its Swoop® system AI-powered software. The combination of these two software updates significantly improved diffusion-weighted imaging (“DWI”), incorporated deep-learning based denoising in the post-processing of DWI images for crisper images, and improved image quality for all Swoop® system sequences. The Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (CE), the United Kingdom UKCA, Canada, Australia and New Zealand. All of the Company’s revenue to date has been generated from sales of the Swoop® system and related services.

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
•
operating restrictions;
•
injunctions or consent decrees; and
•
civil or criminal prosecution.

We and any of our contract manufacturers, and some suppliers of components or device accessories, are required to manufacture medical device products in compliance with current good manufacturing practice requirements set forth in the QSR, unless explicitly exempted by regulation. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic pre-scheduled or unannounced inspections that may include registered manufacturing facilities of our manufacturer. Following such inspections, FDA may issue reports known as Forms FDA 483 or Notices of Inspectional Observations, which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, which are notices of intended enforcement actions against the manufacturer. For less serious violations that may not rise to the level of regulatory significance, FDA may issue Untitled Letters. FDA may take more significant administrative or legal action if a manufacturer continues to be in substantial noncompliance with applicable regulations.

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

The penalties for violating the federal Anti-Kickback Statute include imprisonment for up to 10 years, fines of up to $100,000 per violation and possible exclusion from government healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the government programs such as Medicare and Medicaid.

Federal False Claims Act. The federal False Claims Act prohibits knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval by a federal healthcare program, knowingly making or using, or causing to be made or used, a false statement or record to obtain payment from the federal government, or avoiding, decreasing or concealing an obligation to pay money to the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory per-claim civil penalties and attorneys’ fees. Violation of the False Claims Act also can result in exclusion from government healthcare programs.. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare companies may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation. In addition, the Patient Protection and Affordable Care Act of 2010 amended federal law to provide that a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.

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

Physician Payments Sunshine Act. Manufacturers of U.S. FDA-regulated devices reimbursable by government healthcare programs are subject to the Physician Payments Sunshine Act, which requires manufacturers to track and annually report certain payments and other transfers of value made to U.S.-licensed physicians, certain advanced non-physician healthcare practitioners, or U.S. teaching hospitals. As a manufacturer of U.S. FDA-regulated devices reimbursable by government healthcare programs, we are subject to this law. We are also required to report certain ownership interests held by physicians and their immediate family members. The law authorizes significant monetary penalties for violations, depending on the circumstances, and payments reported also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute, Stark Law and other healthcare laws.

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

U.S. and European Data Security and Data Privacy Laws

HIPAA’s administrative simplification provisions established comprehensive federal standards for the privacy and security of health information. In 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009, which expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements. HIPAA applies to health plans, healthcare clearing houses, and healthcare providers that conduct certain healthcare transactions electronically, which are referred to collectively as Covered Entities, as well as individuals or entities that perform services for Covered Entities involving the use, or disclosure of, individually identifiable health information or protected health information (“PHI”) under HIPAA. Such service providers are called “Business Associates.” Under HIPAA, as amended by the HITECH Act, HHS has issued regulations to protect the privacy and security of PHI used or disclosed by Covered Entities and Business Associates. HIPAA also regulates and standardizes the codes, formats and identifiers used in certain healthcare transactions and standardization of identifiers for health plans and providers, for example insurance billing. We are a Business Associate of our Covered Entity Customers in connection with the use of data and images to train AI algorithms as well as the provision of product maintenance and support services. Accordingly, we execute and must comply with HIPAA Business Associate Agreements and with HIPAA regulations applicable to Business Associates. Any non-compliance with HIPAA and HITECH and related penalties, could adversely impact our business.

The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures to maintain the security of protected health information.

The HIPAA privacy regulations address the privacy of PHI by limiting the use and release of such information. They also set forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, including the right to access or amend certain records containing PHI, request an accounting of disclosures of PHI or to request restrictions on the use or disclosure of PHI. Proposed modifications to the privacy regulations were published in January 2021 with a public comment period that ended in May 2021. The content of the final rules has not yet been issued but may result in changes to HIPAA that could impact us and our business. The HIPAA breach notification regulations impose certain reporting requirements on Covered Entities and their Business Associates in the event of a breach of PHI.

Significant civil and criminal fines and other penalties may be imposed for violating HIPAA directly, and in connection with acts or omissions of any agents, including a downstream Business Associate, as determined according to the federal common law of agency. Civil penalties are adjusted for inflation on an annual basis and can exceed one million dollars per year for failure to comply with a HIPAA requirement. A single breach incident can violate multiple requirements. Additionally, a person who knowingly obtains or discloses PHI in violation of HIPAA may face criminal penalties (including fines and imprisonment), which increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use PHI for commercial advantage, personal gain or malicious harm. Covered Entities are also subject to enforcement by state Attorneys General who were given authority to enforce HIPAA.

Additionally, while HIPAA does not create a private right of action allowing individuals to file suit against us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure could constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC and states' Attorneys General have also brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and comparable state laws.

The HIPAA privacy and security regulations establish a uniform federal "floor" and do not preempt state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI. These laws overlap with HIPAA and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. The State of California, for example, has implemented comprehensive laws and regulations concerning health information and other personally identifiable information. The California Confidentiality of Medical Information Act (CMIA), imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Separately, the California Consumer Privacy Act of 2018 (the CCPA) went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered businesses and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. It also creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may result in increased privacy and information security enforcement in California. Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (CPRA) went into effect January 1, 2023, amending the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data and expands the application of the CCPA to personal information of our California-based employees. It also created a new regulatory entity, the California Privacy Protection Agency, which is authorized to issue substantive regulations under the CPRA and is expected to result in increased privacy and information security enforcement. Other states have implemented similar laws protecting identifiable health and personal information, and such laws may not be preempted by HIPAA, thus complicating compliance efforts. As of 2023, comprehensive privacy laws were in effect in California, Virginia, Colorado, Connecticut, and Utah. Additional consumer privacy laws have also been enacted in Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, and Texas, which laws will take effect over the next three years.

In dealing with health information for the development of our technology or for commercial purposes, we are directly or indirectly affected by HIPAA and state-imposed health information privacy and security laws because these laws regulate the ability of our customers and research collaborators to share health information with us. Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to employee information or other personal information that we collect.

In the European Union, increasingly stringent data protection and privacy rules have and will continue to have substantial impact on the use of personal and patient data across the healthcare industry. The EU General Data Protection Regulation, (“GDPR”), which took effect in May 2018, applies across the European Union and European Economic Area (“EEA”) and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR establishes fines and penalties that reach up to 20 million euros, or up to 4% of total global turnover of the preceding fiscal year, whichever is higher. The GDPR sets out a number of requirements that must be complied with when handling the personal data of such EEA-based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g. access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audits; and a mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance measures. Noncompliance could result in the imposition of fines, penalties, data lockup or orders to stop noncompliant activities. We may be subject to the GDPR if we undertake operations in the EEA, offer products or services to individuals in the EU or monitor the behavior of individuals within the EEA. Our research activities in the EU currently implicate the GDPR and if we undertake commercial operations in the EU, offer products or services to individuals in the EEA or monitor the behavior of individuals within the EU, we will have additional compliance obligations.

We could be subject to evolving European Union laws on data export, for transfers of data outside the EEA to themselves, group companies or third parties. The GDPR only permits exports of data outside the EEA to jurisdictions that ensure an adequate level of data protection. On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (a) called into question commonly relied upon data transfer mechanisms as between the European Union member states and the United States (such as the Standard Contractual Clauses) and (b) invalidated the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EEA to the United States. However, on July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-U.S. Data Privacy Framework, which provides EEA individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points raised in the Schrems II decision by the CJEU. The European Commission will continually review developments in the United States along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of data protection authorities in the EEA are difficult to predict. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

Relatedly, following the United Kingdom’s withdrawal from the European Union, the GDPR has been implemented in the United Kingdom (and referred to as the UK GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018, which implements certain derogations in the EU GDPR into United Kingdom law. Under the UK GDPR, companies not established in the United Kingdom but which process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or monitor the behavior of individuals in the United Kingdom will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to 17.5 million pounds sterling or 4% of global turnover, whichever is higher. In June 2021, the European Commission issued a decision, which will sunset on June 27, 2025 without further action, that the United Kingdom ensures an adequate level of protection for personal data transferred under the EU GDPR from the European Union to the United Kingdom. The U.K. Parliament continues to consider the Data Protection and Digital Information Bill to harmonize the 2018 Data Protection Act, U.K. GDPR, and the Privacy and Electronic Communications Regulations under one legislative framework.

International Regulation of Medical Devices

International marketing and distribution of medical devices are subject to regulation by foreign governments, and such regulations may vary substantially from country to country. The time required to obtain marketing authorization in a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries. For example, on February 2, 2024, the U.S. FDA issued a Final Rule describing amendments to harmonize the QSR with ISO 13485:2016, which will become effective on February 2, 2026.

The primary regulatory environment in Europe is that of the European Economic Area (the “EEA”), which is comprised of the 27 Member States of the European Union (the “EU”), Iceland, Liechtenstein and Norway. In the EEA, medical devices were previously required to comply with the Essential Requirements defined in Annex I to the EU Medical Devices Directive (“MDD”) (applicable in the non-EU EEA Member States via the Agreement on the European Economic Area), a coordinated system for the authorization of medical devices. The directives and standards outlined in the MDD regulate the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive are entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the EEA. The method of assessing conformity varies depending on the class of the product, but for most medical devices involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body,” an organization designated by an EU country to assess a product’s conformity with the applicable legal requirements. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the EU is required in order for a manufacturer to commercially distribute the product throughout the EU.

In 2017, European Union regulatory bodies finalized a new Medical Device Regulation, which replaced the existing MDD framework and became effective on May 26, 2021. The Medical Device Regulation changes several aspects of the existing regulatory framework for medical device marketing in Europe in order to increase regulatory oversight of all medical devices marketed in the EU, which may, in turn, increase the costs, time and requirements that need to be met in order to place an innovative or high-risk medical device on the European market. In particular, the new regulations, among other things:

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

To demonstrate compliance with the General Safety and Performance Requirements (“GSPRs”), set forth in the Medical Device Regulation, device manufacturers must undergo a conformity assessment procedure, which varies according to the type of device and its risk classification. Conformity assessment procedures require an assessment of the technical documentation, including the device description, the design stages, the manufacturing process, available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the GSPRs (except for any parts which relate to sterility or metrology), the conformity assessment must be completed by a Notified Body. To that effect, device manufacturers must apply to a Notified Body to request a conformity assessment. Notified Bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A Notified Body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality management system (which must, in particular, comply with ISO 13485). As a general rule, demonstration of a device’s conformity with the GSPRs must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the device during normal conditions of use. If satisfied that the device conforms to the relevant GSPRs, the Notified Body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE-Mark to the device, allowing the device to be legally marketed throughout the EU. Notified Body certificates of conformity are valid for a fixed duration (to a maximum of five years).

Throughout the term of the certificate, the manufacturer is subject to periodic surveillance audits to verify continued compliance with applicable requirements. In particular, a new audit by the Notified Body is required before the manufacturer renews the relevant certificate.

Devices lawfully placed on the market pursuant to the Medical Device Directive prior to May 26, 2021 could initially continue to be made available on the market or put into service until May 26, 2025. Nevertheless, the European Parliament adopted legislation to extend this transitional period to give manufacturers more time to switch from the previously applicable provisions to the new certification requirements in the Medical Device Regulation. For high risk, class III and class IIb implantable devices the transitional period is extended until December 31, 2027. For medium and low risk, class IIb devices and class IIa, Im, Is and Ir devices the transition period is extended until December 31, 2028.

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

In addition, as previously noted, the UK left the EU on January 31, 2020 (referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement (“TCA”), which came into effect on January 1, 2021. The TCA does not specifically refer to medical devices. However, as a result of Brexit, the Medical Device Regulation will not be implemented in the UK, and previous legislation that mirrored the Medical Device Regulation in the UK law has been revoked. The regulatory regime for medical devices in the UK will continue to be based on the requirements derived from EU legislation, and the UK may choose to retain regulatory flexibility or align with the Medical Device Regulation going forward. CE markings will continue to be recognized in the UK, and certificates issued by EU recognized Notified Bodies will be valid in the UK, until the earlier of June 30, 2028 or the expiration of the certificate for devices compliant with the Medical Device Directive or until June 30, 2030 for devices compliant with the Medical Device Regulation. For medical devices placed on the UK market after this period, the UK Conformity Assessed (“UKCA”) marking will be mandatory. In contrast, UKCA marking and certificates issued by UK Notified Bodies will not be recognized on the EU market. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). Depending on which countries products will ultimately be sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in the UK.

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

Corporate Information

HealthCor Catalio Acquisition Corp. (“HealthCor”) was incorporated as a Cayman Islands exempted company on November 18, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. Legacy Hyperfine was incorporated under the laws of the State of Delaware on February 25, 2014 under the name “Hyperfine Research, Inc.” On May 25, 2021, the name of Legacy Hyperfine was changed to “Hyperfine, Inc.” Liminal was incorporated under the laws of the State of Delaware on September 21, 2018 under the name “EpilepsyCo Inc.” On July 20, 2020, the name of Liminal was changed to “Liminal Sciences, Inc.” On December 21, 2021, HealthCor changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation, incorporated under the laws of the State of Delaware. On December 22, 2021, HealthCor, Legacy Hyperfine and Liminal completed the business combination (the “Business Combination”), pursuant to which each of Legacy Hyperfine and Liminal became a wholly owned subsidiary of HealthCor, HealthCor’s corporate name was changed to Hyperfine, Inc., Legacy Hyperfine’s corporate name was changed to Hyperfine Operations, Inc., Liminal’s corporate name was changed to Liminal Operations, Inc. (which was subsequently changed to Liminal Sciences, Inc.), and the business of Legacy Hyperfine and Liminal became the business of the Company. In December 2022, the Company suspended the Liminal program to develop a device to non-invasively measure key vital signs in the brain. Our principal executive offices are located at 351 New Whitfield Street, Guilford, Connecticut 06437, and our telephone number is (866) 796-6767.

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

You should consider carefully the following risk factors, together with all of the other information included in this report. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our Class A common stock could decline, and stockholders may lose all or part of their investment.

Unless the context otherwise requires, references in this section to “we,” “us,” “our” and the “Company” refer to Hyperfine, Inc. and its subsidiaries following the Business Combination, or to Legacy Hyperfine, Liminal, or HealthCor prior to the Business Combination, as the case may be.

Risks Related to Our Financial Condition and Capital Requirements

We are an early-stage health technology company with a history of net losses, which we expect to continue, and we may not be able to generate meaningful revenues or achieve and sustain profitability in the future.

We are an early-stage health technology company, and have incurred significant losses since Legacy Hyperfine and Liminal formed in 2014 and 2018, respectively, and expect to continue to incur losses in the future. We incurred net losses of $44.2 million and $73.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $253.7 million. These losses and accumulated deficit were primarily due to the substantial investments made to develop and improve our technology and products. Over the next several years, we expect to continue to devote substantially all of our resources towards continuing development and commercialization of our products and research and development efforts for additional products. These efforts may prove more costly than we currently anticipate. We are generating product revenue but may never generate revenue sufficient to offset our expenses. In addition, as a public company, we will continue to incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we become profitable, will sustain profitability.

We have a limited operating history, which may make it difficult to evaluate the prospects for our future viability and predict our future performance. As such, you cannot rely upon our historical operating performance to make an investment decision regarding us.

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

We may need to raise additional capital to fund commercialization plans for our products, including manufacturing, sales and marketing activities, expand our investments in research and development, develop clinical evidence, and commercialize new products and applications.

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

SEC regulations limit the funds we can raise during 12 months under our shelf registration statement on Form S-3.

In November 2023, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we registered for sale up to $150 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3 also included a prospectus covering up to an aggregate of $50.0 million in shares of Class A common stock that we may issue and sell from time to time, through B. Riley acting as our sales agent, pursuant to the Sales Agreement for our “at-the-market” equity program. There can be no assurance that B. Riley will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, under current SEC regulations, as of the filing of this Annual Report on Form 10-K, our public float is less than $75 million, and under SEC regulations for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of March 5, 2024, our public float was approximately $68.5 million, based on 54,760,324 shares of outstanding common stock held by non-affiliates and at a price of $1.25 per share, which was the last reported sale price of our common stock on the Nasdaq Capital Market on March 5, 2024. As a result of our public float being below $75 million, we will be limited by the baby shelf rules until such time our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float in primary offerings under our shelf registration statement on Form S-3 in any twelve-month period.

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
•
the budgets, budget cycles and approval processes of our customers and potential customers and any changes affecting such budgets, budget cycles and approval processes;
•
pricing actions, such as the pricing adjustments we made to our business model during the first quarters of 2022 and 2023 in which we increased the price of the device while lowering the price of the service and support annual charges;
•
seasonal spending patterns of our customers;
•
the timing of when we recognize any revenues;

•
future accounting pronouncements or changes in our accounting policies;
•
the outcome of any future litigation or governmental investigations involving the Company, our industry or both;
•
higher than anticipated service, replacement and warranty costs;
•
the impact of political instability and military conflict, such as the conflicts in Ukraine and the Middle East, which has resulted in instability in the global financial markets and export controls, and which has contributed to the increased cost of the magnet that is a key custom-made component in our Swoop® system and is manufactured by a single source supplier in Europe, and could result in further supply impacts on our business and have a material adverse impact on our sales in affected markets; and
•
general industry, economic and market conditions and other factors, including factors unrelated to our operating performances or the operating performance of our competitors.

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

The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. While the FDIC took control of one such banking institution, Silicon Valley Bank (“SVB”), on March 10, 2023, and the FDIC also took control of Signature Bank (“Signature Bank”) on March 12, 2023, we did not have any accounts with SVB or Signature Bank and therefore did not experience any specific risk of loss. The FDIC also announced that account holders would be made whole. Thus, we do not view the risk as material to our financial condition. However, the risk of loss in excess of insurance limitations has generally increased. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

Risks Related to Our Businesses

Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for our technology.

We have developed, and are engaged in the development of, MRI solutions. We are commercializing our Swoop® system to address limitations of current imaging technologies. Our success will depend on the acceptance of our products and services in the United States. and international healthcare markets. The marketplace may not be receptive to our products and services over competing products, including conventional MRI systems used in hospitals, imaging centers and physicians’ offices, and we may be unable to compete effectively. Factors that could affect our ability to successfully further commercialize our current products and services and to commercialize any potential future products and services include:

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

Health technology development is costly and involves continual technological change, which may render our current or future products obsolete.

The market for point-of-care health technology and medical devices is characterized by rapid technological change, medical advances and evolving industry standards. Any one of these factors could reduce the demand for our devices or services or require substantial resources and expenditures for research, design and development to avoid technological or market obsolescence.

Our success will depend on our ability to enhance our current technology, products and services, develop or acquire and market new technologies and to continue to improve our technology, products and services to meet customer needs. A failure to adequately develop or acquire technology that will address customer requirements adequately, or to introduce such improved products and services on a timely basis, may have a material adverse effect on our business, financial condition and results of operations.

We might have insufficient financial resources to improve existing devices, advance technologies and develop new products and services at competitive prices. Technological advances by one or more competitors or future entrants into the field may result in our current products and services becoming non-competitive or obsolete, which may decrease revenues and profits and adversely affect our business and results of operations.

We may encounter significant competition across our existing and future planned products and services and in each market in which we sell or plan to sell our products and services from various companies, many of which have greater financial and marketing resources than us. Our primary competitors include several large companies which currently dominate the medical imaging market, including General Electric, Siemens, Philips, Hologic, Fuji, Toshiba, Canon and Hitachi.

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

Our business is dependent upon the success of our sales and customer acquisition and retention strategies, and our marketing efforts are focused on developing a strong reputation with healthcare providers and increasing awareness of our products and services. If we fail to maintain a high quality of service or a high quality of device technology, we may fail to retain existing customers or add new customers. If we do not successfully continue our sales efforts and promotional activities, particularly to health systems and large institutions, or if existing customers decrease their level of engagement, our revenue, financial results and business may be significantly harmed. Our future success depends upon continued expansion of our commercial operations in the United States and internationally, as well as entering additional markets to commercialize our products and services. We believe that our growth will depend on the further development and commercialization of our current products and services, regulatory authorization of our current products and services in additional markets, and development, regulatory authorization and commercialization of our future products and services. If we fail to expand the use of our products and services in a timely manner, we may not be able to expand our market share or to grow our revenue. Our financial performance will be substantially dictated by our success in increasing and maintaining the volume of use of our products by our customers. If customers do not perceive our products or services to be useful, reliable and trustworthy, we may not be able to attract or retain customers or otherwise maintain or increase the frequency and duration of their engagement. As our business model is predicated on device hardware sales, and service and support agreements for use of device hardware and services, there is risk that any decline in sales, service and support renewal rates will adversely impact our business. A decrease in customer retention, growth or engagement with our products and services may have a material and adverse impact on our revenue, business, financial condition and results of operations.

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

Revenue from non-U.S. countries was 40% of total revenue for the year ended December 31, 2023. We believe that a substantial percentage of our future revenue will come from international sources as we continue to commercialize our products and services, having received marketing authorization for brain imaging in several countries, including the European Union (CE), the United Kingdom (UKCA), Canada, Australia and New Zealand, and as we seek regulatory authorization for our products in additional jurisdictions, and we seek to expand our sales and marketing opportunities internationally. Our success will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

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

For example, our business may continue to be impacted by the conflicts in Ukraine and the Middle East, any economic or other sanctions imposed on Russia and others for aggression in Ukraine, and any economic or other countermeasures by affected countries. Any such conflict may also impact our ability to secure raw materials and finished products and create supply chain disruptions. For example, we have incurred increased costs of the magnet, a key custom-made component in our Swoop® system, which is manufactured by a single source supplier in Europe. In the event of further increased costs or interruption from any of our suppliers or manufacturers, we may not be able to obtain capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays. As we seek to expand into international markets, the conflict in Ukraine and the Middle East and any related economic or other sanctions or related countermeasures could limit our ability to expand our business and have a material adverse impact on demand for our products and sales in affected markets. In addition, sanctions imposed on Russia and others in response to the conflict in Ukraine may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by Russia and others could exacerbate market and economic instability.

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

We have undertaken internal restructuring activities that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.

In December 2022, we announced that we committed to an organizational restructuring designed to decrease our costs and create a more streamlined organization to support our business. As a result, we terminated approximately 13% of our global workforce including, among others, the employees of our subsidiary, Liminal. We believe this re-prioritized strategic focus was the best way to optimize our financial and other resources to advance our goal of developing and commercializing our products and services. There can be no assurance that our restructuring will achieve the cost savings, operating efficiencies or other benefits that we may have initially expected. If our restructuring fails to achieve some or all of the expected benefits therefrom, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.

If we are unable to attract, recruit, train, retain, motivate and integrate key personnel and expand our organization, our operations may be disrupted and we may not achieve our goals.

Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel, including the Founder of Legacy Hyperfine and Liminal and our director, Dr. Jonathan Rothberg, our Chairperson, R. Scott Huennekens, and our President and Chief Executive Officer, Maria Sainz, as well as other members of our management team and our research and development, manufacturing, software engineering and sales and marketing personnel. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial, legal and other resources. Competition for qualified personnel in the health technology and medical device industry is intense. Due to this intense competition, we may be unable to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

We have limited experience marketing and selling our products and related services. We began selling our Swoop® system in 2020 and currently sell the device primarily to customers through direct sales. Future sales of our products will depend in large part on our ability to effectively market and sell our products and services, successfully manage and expand our sales force, and increase the scope of our marketing efforts. We have entered into distribution arrangements and may enter into additional distribution arrangements in the future. Because we have limited experience in marketing and selling our products, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective marketing and sales force, our business and operating results will be adversely affected.

We rely on a single contract manufacturer, Benchmark Electronics, Inc. (“Benchmark”), to test, assemble and supply our finished products. If Benchmark fails to fulfill its obligations under its existing contractual arrangements with us or does not perform satisfactorily, our ability to source our devices could be negatively and adversely affected.

In October 2018, Legacy Hyperfine entered into a Manufacture and Supply Agreement with Benchmark (the “MSA”). Under the MSA, Benchmark agreed to manufacture our products pursuant to binding purchase orders. The parties have agreed to meet periodically regarding any minimum order quantities of components under the MSA. We also have certain inventory-related obligations, including the obligation to purchase excess and obsolete components from Benchmark. See “Item 1. Business - Key Agreements - Manufacture and Supply Agreement with Benchmark Electronics, Inc.”

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

We have experienced and may continue to experience pricing pressures from contract suppliers or manufacturers on which we rely.

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

The healthcare industry in the United States is undergoing significant structural change and is rapidly evolving. Our products and services are offered on a business model, through the sale of device and service and support agreements which is still relatively new in the healthcare industry. If companies do not adopt to this business model and our device does not achieve widespread adoption, or if there is a reduction in demand for the purchase of our device and service and support agreements, our business, financial condition, and results of operations could be adversely affected.

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

If we are not able to develop and release new products and services, or successful enhancements, new features and modifications to our existing products and services, to successfully implement our software solutions or to achieve adequate clinical feasibility, our business, financial condition and results of operations could be adversely affected.

The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services, including the software that comes with the service and support agreement to be obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of our products and could necessitate changes or modifications to our products to accommodate such changes. We invest substantial resources in researching and developing new products and enhancing existing products by incorporating additional features, improving functionality, and adding other improvements to meet customers’ evolving needs. The success of any enhancements or improvements to our existing products or any new products depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and third-party partners’ technologies and overall market acceptance. We may not succeed in developing, marketing and delivering on a timely and cost-effective basis enhancements or improvements to our existing products or any new products that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or any new solutions may not achieve market acceptance. Since developing our products is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our customers require or expect. Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new products, we may experience a decline in revenue from our existing products that is not offset by revenue from the new products. For example, customers may delay making purchases of new products to permit them to make a more thorough evaluation of these products or until industry and marketplace reviews become widely available. Customers may also delay purchasing a new product because their existing product or other device continues to meet their needs. Some customers may hesitate to migrate to a new product due to concerns regarding the performance of the new product. In addition, we may lose existing customers who choose a competitor’s products and services or decide that a traditional MRI system is sufficient to meet their needs. This could result in a temporary or permanent revenue shortfall and adversely affect our business, financial condition and results of operations.

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

We entered into Technology and Services Exchange Agreements (each, a “TSEA” and collectively, the “TSEA”) with other participant companies controlled by the Rothbergs. A TSEA by and among Butterfly Network, Inc., AI Therapeutics, Inc., Quantum-Si Incorporated, 4Bionics LLC, identifeye Health Inc. (f/k/a Tesseract Health, Inc.), Detect, Inc. (f/k/a Homodeus Inc.), Legacy Hyperfine and Liminal was signed in November 2020; a TSEA by and among Quantum-Si Incorporated, AI Therapeutics, Inc., 4Bionics LLC, identifeye Health Inc., Detect, Inc., Legacy Hyperfine and Liminal was signed in February 2021 (and which Protein Evolution, Inc. joined in August 2021); and a TSEA by and among Legacy Hyperfine, Liminal, AI Therapeutics, Inc., identifeye Health Inc. and Detect, Inc. was signed in July 2021 and became effective upon the closing of our December 2021 business combination. Under the TSEA, we and the other participant companies may, in their discretion, permit the use of certain non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, with the other participant companies. The TSEA provides that ownership of each non-core technology shared by us or another participant company will remain with the company that originally shared the non-core technology. In addition, any participant company (including us) may, in its discretion, permit its personnel to be engaged by another participant company to perform professional, technical or consulting services for such participant. Unless otherwise agreed to by us and the other participant company, all rights, title and interest in and to any inventions, works-of-authorship, idea, data or know-how invented, made, created or developed by the personnel (employees, contractors or consultants) in the course of conducting services for a participant company (“Created IP”) will be owned by the participant company for which the work was performed, and the recipient participant company grants to the party that had its personnel provide the services that resulted in the creation of the Created IP a royalty-free, perpetual, limited, worldwide, non-exclusive, sub-licensable (and with respect to software, sub-licensable in object code only) license to utilize the Created IP only in the core business field of the originating participant company, including a license to create and use derivative works based on the Created IP in the originating participant’s core business field, subject to any agreed upon restrictions.

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

Our long term strategy is to increase our international presence. We received marketing authorization for brain imaging in several countries, including the European Union (CE), the United Kingdom (UKCA), Canada, Australia and New Zealand. This strategy may include establishing and maintaining physician outreach and education capabilities outside of the United States and expanding our relationships with international customers. Doing business internationally involves a number of risks, including:

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

•
Wars, terrorism and political unrest, such as the conflicts in Ukraine and the Middle East, which has resulted in instability in the global financial markets and export controls, and which could result in supply disruptions for us, including because one key custom-made component in our Swoop® system is the magnet, which is manufactured by a single source supplier in Europe, and which could also have a material adverse impact on our sales in affected markets; and
•
Regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the U.S. Foreign Corrupt Practices Act, and comparable laws and regulations in other countries.

Any of these factors could significantly harm our future international expansion and operations and, consequently, have a material adverse effect on our business, financial condition and results of operations.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates and overall economic conditions and uncertainties. For instance, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers. Inflation could also adversely affect the ability of our customers to purchase our products. An economic downturn could result in a variety of risks to our business, including weakened demand for our products and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers and suppliers, possibly resulting in supply disruption, or cause future customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As of December 31, 2023, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $170 million, of which $12.1 million will begin to expire in 2034 if not utilized. As of December 31, 2023, Liminal had federal NOLs to offset future taxable income of approximately $14.7 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Our existing NOLs may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes, including our December 2021 business combination and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Before a new medical device, or a significant modification of a medical device, including a new use of or claim for an existing product, can be marketed in the United States, we must first receive either 510(k) clearance or premarket approval (“PMA”) from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. Legacy Hyperfine received 510(k) clearance from the FDA for its portable MRI system in 2020. In February and October 2023, we received additional 510(k) clearances from the FDA of the latest updates to our Swoop® system AI -powered software. The combination of these two software updates significantly improved diffusion-weighted imaging (“DWI”), incorporated deep-learning based denoising in the post-processing of DWI images for crisper images, and improved image quality for all Swoop® system sequences. The Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (CE), the United Kingdom, Canada, Australia and New Zealand. All of our revenue to date has been generated from sales of the Swoop® system and related services.

We may be required to obtain a new 510(k) clearance or PMA approval for significant post-market modifications to our products, including any modifications made to our commercially marketed devices.

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

The primary regulatory environment in Europe is that of the European Economic Area (“EEA”), which is comprised of the Member States of the European Union, Iceland, Liechtenstein and Norway. In 2023, our Swoop® system received CE certification. The Medical Device Regulation became fully effective on May 26, 2021.The Medical Device Regulation includes elements intended to strengthen the conformity assessment procedures, assert greater control over notified bodies and their standards, increase overall system transparency, and impose more robust device vigilance requirements on manufacturers and distributors.

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

In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. Data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed within that country. We could be subject to audits in Europe and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products less useful to customers, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways. For example, the GDPR imposes requirements in the EEA relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, notifications in the event of data breaches and use of third-party processors. GDPR also imposes restrictions on the transfer of personal data from the EEA to third countries like the United States. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including fines and penalties and amounts could be significant.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store sensitive data, personally identifiable information of individuals, and intellectual property and proprietary business information owned or controlled by us, our customers and other third parties. This data encompasses a wide variety of business-critical information, including research and development information, commercial information, and business and financial information. We face four primary risks relative to protecting this critical information: loss of access; inappropriate disclosure; inappropriate modification; and inadequate monitoring of our controls over the first three risks.

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. We have implemented multiple layers of security measures to protect the confidentiality, integrity and availability of data and the systems and devices that store and transmit data. We utilize current security technologies, including encryption and data depersonalization, and our defenses are monitored and routinely tested. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, breaches, interruptions due to employee error, malfeasance, lapses in compliance with privacy and security mandates, or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.

Any such security breach or interruption, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in the loss, misappropriation, corruption or unauthorized access of data, enforcement actions by U.S. states, the U.S. federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, litigation, including potential class action litigation,, the incurrence of significant remediation costs, increases to insurance premiums, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to us and our brands’ reputation, any of which could harm or have an adverse effect on our financial position and results of our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

As a HIPAA business associate, we comply with HIPAA security standards. Whenever possible, we work with de-identified information and employ additional measures such as encryption tools to protect the privacy of individuals, including our customers, and patient data and employee data. However, hackers may attempt to penetrate our computer systems, and, if successful, misappropriate personal or confidential business information. In addition, contractors or other third parties with whom we do business may attempt to circumvent our security measures or inadvertently cause a breach involving such information. While we continue to implement additional protective measures to reduce the risk of and detect cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly.

In addition, the GDPR, which took effect in May 2018, governs the collection and use of personal data of EEA residents. The GDPR, and its equivalents in the United Kingdom and Switzerland, are wide-ranging in scope, impose requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals regarding the processing of their personal data, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to third countries like the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to 20 million euros or 4% of the annual global revenues of the infringer, whichever is greater.

While we strive to comply with the GDPR and its UK and Swiss equivalents, as applicable, there can be no assurance that as our operations evolve, our efforts to comply or to remain in compliance will be fully successful.

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

There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of health information or other data subject to privacy laws, or disrupt our information systems, devices or business, including our ability to deliver services to our customers. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. In addition to risks affecting our own systems, we could also be negatively impacted by a security breach impacting a third party’s network and affecting us, such as our third-party vendors and service providers. In the event that these third parties do not adequately safeguard our data, cybersecurity incidents could result and negatively impact our business, operations, and financial results.

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

Our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely or jointly with, or license from, third parties, particularly patents, in the United States and other countries directed to our products and technologies. We apply for patents covering our products and technologies and uses thereof, as we deem appropriate. However, obtaining and enforcing patents is costly, time-consuming and complex, and we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, we may not develop additional proprietary products, methods and technologies that are patentable. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed from or to third parties. Therefore, these patents and applications may not be prosecuted, obtained and enforced by such third parties in a manner consistent with the best interests of our business.

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

Certain of our future owned and in-licensed patents may be, subject to a reservation of rights by one or more third parties, including government march-in rights, that may limit our ability to exclude third parties from commercializing products similar or identical to ours.

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

Risks Related to Our Securities and to Being a Public Company

If we experience material weaknesses in our internal control over financial reporting or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to report our financial condition or results of operations accurately or in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.

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

In addition, HealthCor previously recorded a portion of its Class A ordinary shares subject to possible redemption in permanent equity. Notwithstanding the presence of maximum redemption thresholds or charter provisions common in special purpose acquisition companies ("SPACs") that provide a limitation on redemptions that would cause a SPAC’s net tangible assets to be less than $5,000,001, in accordance with SEC Staff guidance on redeemable equity instruments, ASC 480-10-S99, “Distinguishing Liabilities from Equity”, and EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, and, according to the SEC Staff communications with certain independent auditors, redemption provisions not solely within the control of the issuing company require ordinary shares subject to redemption to be classified outside of permanent equity. Although HealthCor did not specify a maximum redemption threshold in its Articles and Restated Memorandum and Articles of Association (the “HealthCor Articles”), the HealthCor Articles provided that HealthCor could not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In light of the recent SEC Staff communications with certain independent auditors, HealthCor’s management re-evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, HealthCor concluded that the misclassification of the Class A ordinary shares was quantitatively material to individual line items within the balance sheet. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

The foregoing represented material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

During the years ended December 31, 2023 and 2022, we undertook remediation measures related to the foregoing material weakness in internal control over financial reporting. In response to these material weaknesses, our management has expended a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting. Our management developed a remediation plan, which included the hiring of accounting and finance resources, including the Chief

Administrative Officer and Chief Financial Officer and Vice President, Controller with technical public company accounting and financial reporting experience, as well as other team members. We also have access to accounting training, literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan has been accomplished over time to achieve our objectives. We believe these actions are sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. During the second quarter of 2023, we completed testing of the operating effectiveness of the controls and have concluded that the material weaknesses have been remediated as of June 30, 2023. Based on these measures, we believe that the previously reported material weaknesses have been remediated. However, completion of remediation procedures for the material weaknesses does not provide assurance that our process and controls will continue to operate properly or that our financial statements will be free from error.

If other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our shares of Class A common stock to decline. We cannot assure you that the initiatives we have taken to date, or any initiatives we may take in the future, will be sufficient to avoid potential future material weaknesses.

We could fail to maintain the listing of our Class A common stock on Nasdaq, which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

The Nasdaq Stock Market has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. In December 2022, we received written notice from Nasdaq notifying us that, because the closing bid price for our Class A common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer met the minimum bid price requirement for continued inclusion on The Nasdaq Global Market. In February 2023, we received a letter from Nasdaq indicating that we had regained compliance with the bid price requirement. However, there can be no assurance that we will be able to maintain compliance with the bid price requirement or other Nasdaq requirements in the future. If we are not able to maintain compliance with Nasdaq requirements, our Class A common stock may be delisted from Nasdaq, which could have a material adverse effect on us and our stockholders, including by reducing the liquidity of our shares and having a material adverse effect on our ability to raise capital or complete a strategic transaction.

Because we are a “controlled company” within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” under the Nasdaq listing rules. As of February 15, 2024, Dr. Rothberg controls approximately 85% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” under the Nasdaq rules and are not subject to the requirements that would otherwise require us to have: (i) a majority of our board of directors consist of independent directors; (ii) director nominees selected, or recommended for our board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors; and (iii) a compensation committee comprised solely of independent directors.

Dr. Rothberg may have his interest in the Company diluted due to future equity issuances or his own actions in selling shares of our Class B common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing rules.

The dual class structure of our common stock has the effect of concentrating voting power with Jonathan M. Rothberg, Ph.D., the Founder of Legacy Hyperfine and Liminal and a member of our board of directors, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. Dr. Rothberg and his permitted transferees hold all of the issued and outstanding shares of our Class B common stock, and as of February 15, 2024, Dr. Rothberg holds approximately 85% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of shares of our Class A common stock. If additional shares of our Class B common stock are issued, your shares of Class A common stock and your votes may be significantly diluted.

Potential conflicts of interest may arise among the holders of our Class B common stock and the holders of our Class A common stock.

Dr. Rothberg and his permitted transferees hold all of our Class B common stock. As a result, conflicts of interest may arise among Dr. Rothberg, on the one hand, and the Company and holders of our Class A common stock on the other hand. Dr. Rothberg has the ability to influence our business and affairs through his ownership of the high vote shares of our common stock, his general ability to elect our board of directors, and provisions in our certificate of incorporation, as amended (the "Charter"), requiring his approval for certain corporate actions (in addition to approval by our board of directors). If the holders of our Class A common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.

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

Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. For example, it is difficult to predict what impact, if any, changes in federal laws and policies, including those relating to tax, environmental, labor and employment, will have on our business and industry, the economy as a whole, consumer confidence and discretionary spending. Further, a prior ruling by the Court of Chancery in Delaware introduced uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) required a separate vote in favor of at least a majority of the outstanding shares of Class A common stock, in addition to a vote in favor of at least a majority of the outstanding shares of Class A and Class B common stock, voting together as a single class, to properly authorize shares of Class A common stock. In connection with the Business Combination, our stockholders authorized an increase in the number of shares of Class A common stock under Cayman Islands law, our jurisdiction at the time of the stockholder vote. Accordingly, we do not believe that the Delaware ruling applies to us. However, any failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations. Claims alleging that a portion of our Class A common stock was not authorized could lead to shares of our Class A common stock being voidable and have a material adverse effect on us and our prospects. In addition, uncertainty with respect to our capitalization resulting from the Court of Chancery’s ruling referenced above could have a material adverse impact on us, including on our ability to complete equity financing transactions or issue stock-based compensation to our employees, directors and officers until the underlying issues are definitively resolved. This uncertainty could impair our ability to execute our business plan, attract and retain employees, management and directors and adversely affect our commercial relationships.

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

At the Closing, we, HC Sponsor LLC (the "Sponsor"), certain affiliates of the Sponsor and certain stockholders of Legacy Hyperfine and Liminal entered into the Registration Rights Agreement, pursuant to which, among other things, the parties to the Registration Rights Agreement were granted certain registration rights (including demand and piggy-back rights, subject to cooperation and cut-back provisions) with respect to their respective shares of our common stock, in each case, on the terms and subject to the conditions therein. In particular, the Registration Rights Agreement requires that we use our commercially reasonable efforts to file a registration statement under the Securities Act to permit the public resale of all registrable securities as permitted by Rule 415 of the Securities Act and to cause such registration statement to be declared effective. The registration statement was initially filed on January 24, 2022 and declared effective by the SEC on February 1, 2022. The post-effective amendment to the registration statement filed on January 24, 2023 was declared effective by the SEC on January 30, 2023.

Further, pursuant to the Subscription Agreements entered into in connection with the Business Combination and the Letter Agreement entered into in connection with the Business Combination, we agreed (i) to file a registration statement with the SEC for the resale of the registrable securities under such agreements and to use commercially reasonable efforts to cause such registration statement to be declared effective and (ii) to maintain the effectiveness of such registration statement until the earlier of (a) five years from the date of effectiveness of the initial registration statement, (b) the date on which investors under the subscription agreements cease to hold the securities covered thereby, and (c) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act. We will bear the cost of registering these securities. The registration statement was initially filed on January 24, 2022 and declared effective by the SEC on February 1, 2022. The post-effective amendment to the registration statement filed on January 24, 2023 was declared effective by the SEC on January 30, 2023. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock.

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we are incurring, and will continue to incur significant legal, accounting and other expenses. Our management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition as a public company.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Our current digital age has seen a remarkable growth in information technologies that allows for greater connectivity capabilities and faster sharing of data and information than ever before. These rapid advances in technology have been of great benefit to organizations like our own, which seek to deliver cutting-edge and life-enhancing solutions for our customers. In our pursuit of these objectives, we acknowledge and take seriously our responsibility to maintain the highest level of confidentiality, integrity, and availability of data belonging to our customers, prospects, external partners, and internal workforce members, and to protect our critical information technology systems and infrastructure against current and ever evolving cybersecurity threats and attacks.

It is our organization’s aim to comply with all cybersecurity and data privacy laws and regulations in applicable jurisdictions. Additionally, we are committed to meeting national and international standards and best practices for our industry for effective cybersecurity risk management of the organization’s confidential information and critical IT infrastructure. Our cybersecurity and data protection policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology, or “NIST”, and other applicable industry standards and frameworks such as HITRUST and SOC 2. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the data that we collect and store, and information systems and technologies through which that data is processed, by identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents when they occur. Our organization’s internal administrative, technical, and physical security measures (controls) are tested for compliance to these frameworks and reviewed annually. The domains and controls associated with these frameworks are tested and reviewed annually. Certifications of compliance, and/or Auditor’s ‘Letters of Opinion’ Attestation of Compliance from the applicable auditors are provided once the audits are completed each year.

The status of our cybersecurity program is regularly reported to our organization’s board of directors. Our board of directors is actively involved in oversight of our cybersecurity risk management activities, and cybersecurity represents an important element of our organization’s overall approach to risk management in the pursuit of its business goals and objectives.

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our data and information systems are effectively secured and prepared for information security risks by internal and external threat actors. Our program involves regular monitoring of our internal IT assets, data inventories, and potential security exploits and/or threats to those assets’ confidentiality, integrity, and availability. We employ a range of technical security tools and external security services, including regular network and endpoint monitoring, compliance audits, vulnerability assessments, penetration testing, threat modeling and tabletop exercises to inform our risk posture, remediation plans and cybersecurity investments.

We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. As discussed in more detail under “Cybersecurity Governance” below, our board of directors and our audit committee provide oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Compliance Officer, Chief Administrative Officer, Chief Operating Officer, Security Officer, Data Protection Officer, Senior Director of Cybersecurity and IT, and Governance Risk and Compliance Manager.

We also identify our cybersecurity threat risks by comparing our processes to standards established by the HITRUST and SOC2 frameworks and any findings resulting from penetration testing and threat modeling conducted by third party service providers. To provide for the confidentiality, integrity, and availability of critical data and information systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following internal security measures:

•
maintain a cybersecurity program through formally-defined documented policies, standards, processes, and procedures to ensure internal security measures are implemented to protect against cybersecurity threats, to assess emerging cybersecurity and data privacy laws, and to implement changes to our processes that are designed to comply with laws applicable to our organization;
•
implement policies and procedures to identity organizational assets, data and critical IT systems, assess (and periodically re-assess) those assets, data, and systems for cybersecurity risks, and to develop management plans for identifying and remediating identified risks;
•
through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to handle confidential data and systems in a legally compliant and acceptable manner;
•
employ technical security tools that are designed to protect our critical data and information systems from cybersecurity threats, including network firewalls and access controls, vulnerability scanners, intrusion prevention and detection systems, anti-malware/endpoint protection systems, and identity and access management systems which are evaluated for effectiveness and improved through vulnerability assessments and cybersecurity threat intelligence;
•
provide quarterly, mandatory training for our employees regarding cybersecurity threats to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;
•
implement administrative processes and procedures to define acceptable security parameters and baselines of IT assets and information systems, and utilize access controls to prevent unauthorized alterations to system parameters and to maintain oversight over configuration changes and modifications to those systems;
•
conduct third party security reviews of critical and high-risk third-party suppliers and vendors;
•
conduct quarterly phishing email simulations for all employees with access to our email systems to enhance awareness and responsiveness to possible threats;
•
conduct cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
•
run annual tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;

•
implement a formal Incident Response Plan, based upon NIST, HITRUST, and SOC2 frameworks, to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident, which Incident Response Plan includes processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation; and
•
carry information security risk insurance to insure against potential losses arising from a cybersecurity incident.

As part of the above processes, we regularly engage with consultants, auditors and other third parties, including annually having a third-party independent Risk Assessor review our cybersecurity program to help identify areas for continued focus, improvement, and compliance.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers, manufacturers and other third parties who have access to patient and employee data or our IT systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and we continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

We describe whether and how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading under Risk Factors titled “Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation”, which disclosures are incorporated by reference herein.

In the last two fiscal years, we have not experienced any material cybersecurity incidents and any expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none. As needed, we will contract a professional cybersecurity investigation firm to conduct a full forensic analysis of any suspected material incident. To date, we have concluded that there has not been any evidence of material concern involving malware, persistence mechanisms or other compromised exchange of on-premises accounts within the Company’s environment.

Cybersecurity Governance; Management

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. In general, our board of directors oversees risk management activities designed and implemented by our management, and considers specific risks, including, for example, risks associated with our strategic plan, business operations, and capital structure. Our board of directors executes its oversight responsibility for risk management both directly and through delegating oversight of certain of these risks to its committees, and our board of directors has authorized our audit committee to oversee risks from cybersecurity threats.

At least quarterly, our audit committee receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Our audit committee generally receives materials that include a cybersecurity scorecard and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our Chief Compliance Officer, Chief Administrative Officer, Chief Operating Officer, Security Officer, Data Protection Officer, Senior Director of Cybersecurity and IT, and Governance Risk and Compliance Manager. Our audit committee also receives prompt and timely information regarding any material cybersecurity incident that meets reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Members of our audit committee are also encouraged to regularly engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.

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

Stockholders

As of March 1, 2024, we had 56,895,145 outstanding shares of Class A common stock held by approximately 117 holders of record, 15,055,288 outstanding shares of Class B common stock held by approximately six holders of record, and no outstanding shares of preferred stock.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [RESERVED]

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HYPERFINE

The following discussion and analysis of the financial condition and results of operations Hyperfine, Inc. and its subsidiaries (for purposes of this section, collectively referred as the “Company”, “we,” “us” and “our”) should be read together with the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, together with the related notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are an innovative health technology business with a mission to revolutionize patient care globally through accessible, affordable, clinically relevant ultra-low-field (“ULF”) magnetic resonance (“MR”) brain imaging. Our Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. Our Swoop® system is designed to transform brain MR for the patient, the clinician and the provider, and to provide a highly differentiated experience for patients, timely imaging to clinicians, and favorable economics for hospital administrators. The Swoop® system is a portable, ULF MRI device for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions in various care settings where conventional MRI devices are inaccessible. The easy-to-use interface and portable design of our Swoop® system make it easily and readily accessible anywhere in a hospital, clinic, or patient care site and it does not require any special facilities accommodations nor specialized personnel to operate safely. ULF MR does not expose patients to harmful ionizing radiation and compares favorably in this regard to X-ray computed tomography (“CT”) or positron emission tomography (“PET”).

The demand for MR imaging has been increasing due to the aging population and the rising prevalence of neurological, neurodegenerative, and cardiovascular conditions, as well as the trends towards decentralized healthcare in mature as well as low- and middle-income countries. Healthcare professionals and insurers recognize imaging as an effective, non-invasive diagnostic tool for evaluation and ongoing monitoring. The Swoop® system is the next generation brain imaging device designed to increase access to MRI in a cost-effective manner and expand the current $35 billion imaging market.

Despite its advantages, many healthcare institutions worldwide lack the facilities, specialized operators, and capital necessary to acquire and maintain expensive conventional MRI devices. The Swoop® system is the first U.S. Food and Drug Administration (“FDA”)-cleared, portable, ULF, MR brain imaging system and is capable of providing imaging at multiple sites of care, such as intensive care units, clinics, emergency departments or physicians’ offices, and can inform the timely detection, diagnosis, monitoring, and treatment of acute and chronic conditions inside and outside the hospital. We designed the Swoop® system to address the limitations of conventional imaging technologies and make MR brain imaging accessible nearly anytime and anywhere across professional healthcare settings. We believe the adoption of the Swoop® system by healthcare professionals has clinical and economic benefits throughout healthcare communities in both high and low resource settings.

The Swoop® system is AI-powered and integrates deep learning, a form of AI, for the reconstruction and denoising of T1, T2, and fluid-attenuated inversion recovery (“FLAIR”) sequences. The Swoop® system also incorporates deep learning denoising in the diffusion-weighted imaging (“DWI”) sequences for image post-processing. The integration of deep learning does not require any additional steps from the user. As a result, deep learning can enhance the image quality and, consequently, the diagnostic value of images generated at ULF. The algorithms are designed to improve ULF image quality, while reducing the impact of scan artifacts. The images created with these algorithms were validated by expert radiologists. Furthermore, the Swoop® system is used clinically every day as the first mover in the field of portable ULF MRI, and with an install base that continues to expand. The learnings from this field experience has served to improve our software, AI, and denoising algorithms resulting in the image quality and performance boosts of our product over the eight software releases since our initial clearance. As we move forward, we are continuously investing in improving our AI-powered image quality and leveraging each imaging-focused software release to further improve the Swoop® system performance.

Legacy Hyperfine received initial 510(k) clearance for brain imaging of patients of all ages from the FDA in 2020 and has now received eight subsequent clearances from the FDA after the initial clearance. We received our most recent clearance from the FDA in October 2023 for the latest update of our Swoop® system AI-powered software. This updated software expanded the Swoop® system’s AI denoising capabilities by incorporating deep learning denoising in the DWI sequence for image post-processing. The Swoop® system has also received marketing authorization for brain imaging in several countries, including the European Union (CE), the United Kingdom (UKCA), Canada, Australia and New Zealand.

In December 2022, we suspended our Liminal program to develop a device to non-invasively measure key vital signs in the brain. Also, in December 2022, we announced an organizational restructuring designed to decrease our operating costs and create a more streamlined organization to support our business. As a result, we terminated approximately 13% of our global workforce including, among others, the employees of our Liminal subsidiary. In connection with the restructuring, we incurred $1.0 million of costs consisting primarily of cash severance costs, other severance benefits, fixed asset impairment costs and other related restructuring costs. We completed the restructuring as of the first quarter of 2023.

Key Performance Measures

Management reviews and analyzes several key performance measures including Total revenues, and Total Swoop® system units sold. These measures are reviewed and analyzed to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions.

Total revenues were $11.0 million for the year ended December 31, 2023, an increase of $4.2 million, or 61.9% from the year ended December 31, 2022, primarily driven by increases in Swoop® system average selling price, units sold and service revenues. See "Results of Operations - Sales" below for further information. Total Swoop® system units sold were 37 units for the year ended December 31, 2023, an increase of 2 units, or 5.7% from the year ended December 31, 2022.

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Technical innovation

We have developed our Swoop® system through extensive research and development activities. Moreover, our team is dedicated to clinical support programs designed to integrate the Swoop® system into an array of diverse healthcare environments and applications. We believe that, from our commercial and clinical experience, we are gaining invaluable insights into the Swoop® system’s feasibility. We believe these learnings will enable us to further improve our product and develop new services and tools in the future. We are continuously improving our image quality and imaging capabilities. Building upon this foundation and our expertise in ULF brain imaging, we plan to develop new imaging applications, broadening the range of clinical uses for our technology. Additionally, we are leveraging our strengths in AI and cloud technology to explore the Swoop® system’s role as a brain imaging clinical decision support platform. While these technical innovations may increase our research and development expenses, we expect them to have a positive impact on our results of operations and profitability in the future.

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

Expand sales in international markets

The countries in which we have begun commercializing our Swoop® system include Canada, Australia, and New Zealand. We obtained a Medical Device License issued by Health Canada, UKCA certification in the United Kingdom, CE certification in the EU and regulatory authorization in Australia and New Zealand.

While we will maintain our commercial focus in the United States in 2024, our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and timely management of health conditions worldwide is currently made possible by grant funding from the BMGF. Through our engagement with the BMGF, we have deployed and continue to deploy the Swoop® system in low-middle income settings without readily-accessible MRI technology. The multiple grants provided by our research partnership with the BMGF, which commenced funding in the spring of 2020, support the deployment of 25 Swoop® system and accessories to investigators. As of December 31, 2023, 22 Swoop® system units were provisioned and delivered to the BMGF and the majority of the milestones for service deliverables were also met. The ongoing investigation is designed to provide data to validate the potential use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection, and birth-related injury. In May 2023, we were awarded an additional 3-year grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via ULF brain imaging in neonates, infants, and young children in low-to-middle income countries. As of February 15, 2024, we completed the delivery and deployment of a total of 25 Swoop® system devices related to BMGF grants.

Description of Certain Components of Financial Data

Sales

We derive our sales from the following sources: device sales and service sales as described in more detail below. Our revenue recognition policies are discussed in more detail under “Summary of Significant Accounting Policies” in Note 2 to our consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report on Form 10-K.

Device: Device sales primarily consist of sales of our MRI devices.

Service: Service sales primarily consist of sales service and support including annual maintenance and cloud hosting.

During each of the first quarters of 2023 and 2022, we have taken pricing actions by increasing the price of the device while lowering the price of the annual service and support charges. This has resulted in higher device revenue per unit and lower service revenue per unit for sales under this business model.

Cost of sales

Cost of sales consists of product and service costs including personnel cost and benefits including stock-based compensation, product costs, production setup expenses, depreciation and amortization expenses, inventory excess and obsolescence expenses.

Research and development

Research and development costs consist of production costs for prototype, test and pre-production units, lab supplies, clinical study cost, consulting and personnel costs, including salaries, stock-based compensation, bonuses and benefit costs. Most of our research and development expenses are related to developing new products and services as well as to enhancing our current product and software capabilities. Consulting expenses are related to research and development activities as well as clinical and regulatory activities. Fabrication services include certain third-party engineering costs. Research and development expenses are expensed as incurred. We expect to continue to make substantial investments in research and development.

General and administrative

General and administrative expenses primarily consist of personnel costs and benefits, including stock-based compensation, patent and filing fees, office expenses, technology expenses and outside services. Outside services consist of professional services, legal and other professional fees. Other related costs include additional facilities expenses and general corporate overhead to support the employee base.

Sales and marketing

Sales and marketing costs primarily consist of personnel costs and benefits including stock-based compensation, advertising and promotional costs, as well as costs for conferences, meetings, and other events. We will seek to control sales and marketing expenses while continuing to promote our brand through marketing and advertising initiatives and expand our market presence and awareness.

Interest income

Interest income primarily consists of interest earned on our cash equivalents invested in money market securities.

Other expense, net

Other expense, net primarily relates to foreign exchange gain or loss.

Provision for income taxes

We utilize the asset and liability method of accounting for income taxes, as set forth in Accounting Standards Codification (“ASC”) 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the net deferred tax assets will not be realized. We recorded a full valuation allowance as of December 31, 2023 and 2022. Based on available evidence, we believe that it is more-likely-than-not that we will be unable to utilize all of our deferred tax assets in the future.

Results of Operations

The following is a discussion of our results of operations for the periods shown below, and our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 in our consolidated financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2023 and 2022 ($ Amounts in thousands)

	Year Ended December 31,		Change
($ Amounts in thousands)	2023	2022	%
Sales
Device	$8,746	$5,246	66.7%
Service	2,286	1,568	45.8%
Total sales	$11,032	$6,814	61.9%
Cost of Sales
Device	$4,463	$4,231	5.5%
Service	1,812	1,676	8.1%
Total cost of sales	$6,275	$5,907	6.2%
Gross margin	4,757	907	424.5%
Operating expenses:
Research and development	$22,493	$28,156	(20.1)%
General and administrative	20,276	32,406	(37.4)%
Sales and marketing	10,103	14,219	(28.9)%
Total operating expenses	52,872	74,781	(29.3)%
Loss from operations	$(48,115)	$(73,874)	(34.9)%
Interest income	$3,842	$761	404.9%
Other expense, net	35	(51)	(168.6)%
Loss before provision for income taxes	$(44,238)	$(73,164)	(39.5)%
Provision for income taxes	—	—
Net loss and comprehensive loss	$(44,238)	$(73,164)	(39.5)%

Sales

	Year Ended December 31,		Change
	2023	2022	Amount	%
Device	$8,746	$5,246	$3,500	66.7%
Service	2,286	1,568	718	45.8%
Total sales	$11,032	$6,814	$4,218	61.9%

Device sales increased by $3.5 million, or 66.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in device revenue is mainly due to an increase in unit average selling price as well as an increase in units sold.

Service sales increased by $0.7 million, or 45.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is mainly due to the increased unit install-base.

Cost of sales

	Year Ended December 31,		Change
	2023	2022	Amount	%
Device	$4,463	$4,231	$232	5.5%
Service	1,812	1,676	136	8.1%
Total cost of sales	$6,275	$5,907	$368	6.2%
Percentage of revenue	56.9%	86.7%

Cost of device sales increased by $0.2 million, or 5.5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was driven primarily by an increase in overhead and product costs of $0.1 million due to an increase of units sold, and an increase of $0.1 million in personnel and related costs.

Cost of service sales increased by $0.1 million, or 8.2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase is due to an increased install base.

Research and development

	2023	2022	Amount	%
Research and development	$22,493	$28,156	$(5,663)	(20.1)%

Research and development expenses decreased by $5.7 million, or 20.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was driven primarily by a decrease in personnel related costs and stock-based compensation expenses of $5.3 million as a result of decreased headcount and a decrease in consulting costs of $1.6 million partially offset by $1.3 million of lower grant fulfilments recorded as credits to research and development expenses.

General and administrative

	Year Ended December 31,		Change
	2023	2022	Amount	%
General and administrative	$20,276	$32,406	$(12,130)	(37.4)%

General and administrative expenses decreased by $12.1 million, or 37.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was driven primarily by a decrease in personnel related costs and stock-based compensation expenses of $6.8 million as a result of a lean executive team and decreased headcount, a decrease in accounting, auditing and SEC expenses of $1.7 million, a decrease in insurance expenses of $1.3 million, a decrease in restructuring expenses of $0.7 million which was completed in the first quarter of 2023, a decrease in legal expenses and patent fees of $0.7 million, and a decrease in recruitment expenses of $0.4 million.

Sales and marketing

	Year Ended December 31,		Change
	2023	2022	Amount	%
Sales and marketing	$10,103	$14,219	$(4,116)	(28.9)%

Sales and marketing expenses decreased by $4.1 million, or 28.9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was driven primarily by a decrease in personnel related costs and stock-based compensation expenses of $2.1 million as a result of decreased headcount, a decrease in digital marketing and marketing events costs of $1.3 million, a decrease in consulting costs of $0.4 million, and a decrease in recruitment costs of $0.3 million.

Interest income

	Year Ended December 31,		Change
	2023	2022	Amount	%
Interest income	$3,842	$761	$3,081	404.9%

Interest income increased by $3.1 million, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was driven primarily by a higher interest rates and higher cash balances in money market funds and demand deposit accounts during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Other income (expense), net

	Year Ended December 31,		Change
	2023	2022	Amount	%
Other income (expense), net	$35	$(51)	$86	(168.6)%

Other income (expense), net had a favorable increase in other income of $86 thousand for the year ended December 31, 2023 compared to the year ended December 31, 2022. This favorable increase in other income was driven primarily by an increase in net realized gain on foreign currencies of approximately $47 thousand and an increase in interest income from customer financing of approximately $38 thousand.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common and preferred stock. We have incurred significant cash burn and recurring net losses, which includes a net loss of $44.2 million for the year ended December 31, 2023, and an accumulated deficit of $253.7 million as of December 31, 2023. As of December 31, 2023, we had cash and cash equivalents of $75.2 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur a significant cash burn and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

In November 2023, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we registered for sale up to $150 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3 also included a prospectus covering up to an aggregate of $50.0 million in shares of Class A common stock that we may issue and sell from time to time, through B. Riley Securities, Inc. (“B. Riley”) acting as our sales agent, pursuant to the sales agreement that we entered into with B. Riley in November 2023 (the “Sales Agreement”), for our “at-the-market” equity program. We are not obligated to make any sales of Class A common stock under the Sales Agreement. As of December 31, 2023, the Company had not sold any Class A common stock pursuant to the Sales Agreement. As of the filing of this Annual Report on Form 10-K, we will be subject to the SEC general instructions of Form S-3 known as the “baby shelf rules.” Under these instructions, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3, including under the Sales Agreement, until such time as our public float exceeds $75 million.

Our ability to access capital when needed is not assured and, if capital is not available when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs, commercialization of our products, and other operations which could materially harm our operations, financial condition and operating results. We expect that our existing cash and cash equivalents, together with proceeds from the sales of our products and services, will enable us to conduct our planned operations for at least the next 12 months. Factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to manufacturing; (iii) changes we may make in our business or commercialization and hiring strategy; (iv) costs of running a public company; (v) higher inflation and increases in product transportation and labor costs; and (vi) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions. As part of the prioritization of our projects and expenditures, in December 2022, we suspended and ceased business operations for the development of our Liminal brain sensing platform, which was the focus of Liminal and was in the early stages of development to non-invasively measure key vital signs in the brain.

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

Cash

As of December 31, 2023, we had cash and cash equivalents of $75.2 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, regulatory developments, supply constraints, manufacturing costs and international expansion. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2023	2022
Net cash used in operating activities	$(41,809)	$(72,339)
Net cash used in investing activities	(804)	(585)
Net cash provided by financing activities	174	7
Net decrease in cash and cash equivalents and restricted cash	$(42,439)	$(72,917)

Net cash used in operating activities

For the year ended December 31, 2023, net cash used in operating activities of $41.8 million was due primarily to a net loss of $44.2 million, non-cash items of $6.0 million and changes in operating assets and liabilities of $3.6 million. Non-cash items were primarily stock based compensation expense of $4.7 million and depreciation expense of $1.1 million. Changes in operating assets and liabilities were driven primarily by an increase in inventory of $2.2 million due to increased inventory units-on-hand, an increase in accounts receivable of $1.1 million due to increased revenue, a decrease in accrued expenses and other liabilities of $0.7 million, an increase in unbilled receivables of $0.5 million, an increase in prepaid inventory of $0.4 million and an increase of other long term assets of $0.2 million, partially offset by a decrease in prepaid expenses and other current assets of $1.5 million mainly due to the timing of directors and officers liability insurance prepayment.

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

Net cash used for investing activities

For the year ended December 31, 2023, net cash used in investing activities of $0.8 million was from fixed assets purchased.

For the year ended December 31, 2022, net cash used in investing activities of $0.6 million was from fixed assets purchased.

Net cash provided by financing activities

For the year ended December 31, 2023, net cash provided by financing activities of $0.2 million was proceeds from option exercises.

For the year ended December 31, 2022, net cash provided by financing activities of $7 thousand was proceeds from option exercises.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the years ended December 31, 2023 and 2022.

During 2020 and 2021 we received multiple grants totaling $4.9 million from the BMGF for the provision and equipping of sites with our portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants are designed to provide data to validate the use of our Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. All of these grants are designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021. In March 2023 the term of the BMGF grant agreement was extended to February 2024. As of December 31, 2023, 22 Swoop® system units have been provisioned and delivered to the BMGF and certain milestones for service deliverables were met. All system units and grant project deliverables have been completed as of February 2024.

In May 2023, we were awarded an additional $3.4 million grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026.

Any grant funds, plus any income, that have not been used for, or committed to, the project must be returned promptly to the BMGF upon expiration of or termination of the agreement. Refer to Note 13 in the notes to our consolidated financial statements for the years ended December 31, 2023, and 2022 included elsewhere in this Annual Report on Form 10-K for a discussion of the BMGF grants.

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

We had no other significant contractual obligations as of December 31, 2023.

For information on contingencies, refer to Note 13 to our consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. While our significant accounting policies are described in more detail in Note 2 in our consolidated financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition

We make judgments including determination of the timing and pattern of satisfaction of performance obligations and determination of the standalone selling price (“SSP”) of performance obligations. We offer alternative payment structures and “as-a-service” offerings that are assessed to determine whether an embedded lease arrangement exists. Revenue from Device-as-a-Service ("DaaS") contracts are within the scope of ASC 842 and ASC 606. Upon adoption of ASC 842, for contracts in which we act as a lessor and in which the lease component is an operating lease, we apply the practical expedient in ASC 842 to combine the lease component (the device itself in DaaS contracts) and non-lease (maintenance and SaaS) components, and to account for the combined components as a single lease component. Accordingly, we account for the monthly payments as lease revenue. For contracts in which the lease component is a sales-type lease, we derecognize the asset (the MRI device) and recognize a lease receivable in an amount that represents the present value of the lease payments.

Inventories

Inventories primarily consist of finished goods which are produced by our third-party contract manufacturer and raw materials ordered in advance by the third-party contract manufacturer due to long delivery-lead time and were billed to the Company. Inventories are stated at the lower of actual cost, determined using the average cost method, or net realizable value (“NRV”). We routinely evaluate quantities and value of our inventories in light of current market conditions and market trends and record a write-down against the cost of inventories for NRV below cost. NRV is based upon an estimated average selling price reduced by the estimated costs of disposal and transportation. The determination of NRV involves numerous judgments including estimating selling prices, existing customer orders, and estimated costs of disposal and transportation. If actual market conditions differ from our estimates, future results of operations could be materially affected.

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
•
Expected volatility: We determined expected annual volatility based on the historical stock volatility of a group of similar companies that are publicly traded over a period equivalent to the expected term of the stock-based awards, as we do not have sufficient historical data to provide a reasonable basis for an estimate of the expected volatility.

Generally, stock options granted to employees fully vest four years from the grant date and have a contractual term of 10 years and stock options granted to non-employees fully vest one year from the grant date or upon performance of a service and have a contractual term of 10 years.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report on Form 10-K.

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

Interest rate risk

Our cash, cash equivalents and restricted cash as of December 31, 2023 consisted of $75.7 million in money market funds, demand deposit and savings accounts. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. Based on our balance sheet position at December 31, 2023, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $0.4 million.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than its impact on the general economy. Nonetheless, if our costs were to become subject to inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Foreign Exchange Risk

We operate our business primarily within the United States. With respect to our sales outside the U.S., the majority of our transactions are executed in U.S. dollars and, to a lesser extent, in foreign currency. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements included in Item 15 "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on our assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Management and Corporate Governance,” “Delinquent Section 16(a) Reports” and “Code of Conduct and Ethics” in our proxy statement for the 2024 annual meeting of stockholders (the “2024 Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the heading “Executive Officer and Director Compensation” in our 2024 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2024 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our 2024 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2024 Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1)	Index to Audited Consolidated Financial Statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023 and 2022

Item 15(a)(2)	Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1†

Business Combination Agreement, dated as of July 7, 2021, by and among Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.), Optimus Merger Sub I, Inc., Optimus Merger Sub II, Inc., Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and Liminal Sciences, Inc.

			Form 8-K (Exhibit 2.1)	7/8/2021	001-39949
3.1	Certificate of Incorporation of Hyperfine, Inc., as amended		Form 8-K (Exhibit 3.1)	12/28/2021	001-39949
3.2	Certificate of Amendment of Certificate of Incorporation of Hyperfine, Inc.		Form 8-K (Exhibit 3.2)	6/12/2023	001-39949
3.3	Bylaws of Hyperfine, Inc.		Form 8-K (Exhibit 3.1)	6/12/2023	001-39949
4.1	Specimen Class A Common Stock Certificate		Form S-4/A (Exhibit 4.2)	9/29/2021	333-259148
4.2	Description of Securities	X
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

		Form 8-K (Exhibit 10.3)	7/8/2021	001-39949
10.5+	Offer Letter, dated as of October 4, 2022, by and between Hyperfine, Inc. and Maria Sainz	Form 8-K (Exhibit 10.1)	10/6/2022	001-39949
10.6+	Offer Letter, dated as of February 2, 2023, by and between Hyperfine, Inc. and Brett Hale	Form 8-K (Exhibit 10.1)	2/8/2023	001-39949
10.7+	Severance Agreement, dated as of March 31, 2023, by and between Hyperfine, Inc. and Alok Gupta	Form 10-Q (Exhibit 10.5)	5/11/2023	001-39949
10.8+	Letter Agreement, dated as of July 17, 2023, by and between Hyperfine, Inc. and Thomas Teisseyre, Ph.D.	Form 8-K (Exhibit 10.1)	7/18/2023	001-39949
10.9+	Letter Agreement, dated as of July 17, 2023, by and between Hyperfine, Inc. and Khan Siddiqui, M.D.	Form 8-K (Exhibit 10.2)	7/18/2023	001-39949
10.10+	Separation agreement, dated as of September 30, 2023, by and between Hyperfine, Inc. and Khan Siddiqui, M.D.	Form 8-K (Exhibit 10.1)	10/3/2023	001-39949
10.11+	Consulting Agreement, dated as of September 30, 2023, by and between Hyperfine, Inc. and Khan Siddiqui, M.D.	Form 8-K (Exhibit 10.2)	10/3/2023	001-39949
10.12+	Severance Agreement, dated as of February 6, 2023, by and between Hyperfine, Inc. and Neela Paykel	Form 8-K (Exhibit 10.3)	2/8/2023	001-39949
10.13+	Executive Severance Plan, as amended	Form 8-K (Exhibit 10.3)	7/18/2023	001-39949
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

		Form S-4 (Exhibit 10.18)	8/30/2021	333-259148
10.16	Technology and Services Exchange Agreement, dated as of July 7, 2021, by and among Hyperfine Operations, Inc. (formerly Hyperfine, Inc.), Liminal Sciences, Inc. and the participants named therein	Form 8-K (Exhibit 10.16)	12/28/2021	001-39949
10.17@	License Agreement, dated as of May 29, 2014, by and between Hyperfine Operations, Inc. (formerly Hyperfine,	Form S-4 (Exhibit 10.8)	8/30/2021	333-259148

Inc.) and The General Hospital Corporation, d/b/a Massachusetts General Hospital.
10.18@	Manufacture and Supply Agreement, dated as of October 15, 2018, by and between Hyperfine, Inc. and Benchmark Electronics, Inc.		Form S-4 (Exhibit 10.10)	8/30/2021	333-259148
10.19.1+	Hyperfine, Inc. 2021 Equity Incentive Plan		Form 8-K (Exhibit 10.20.1)	12/28/2021	001-39949
10.19.2+	Form of Stock Option Agreement under 2021 Equity Incentive Plan		Form 8-K (Exhibit 10.20.2)	12/28/2021	001-39949
10.19.3+	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan		Form S-8 (Exhibit 99.3)	3/28/2022	333-263897
10.20.1+	Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) 2014 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.21.1)	12/28/2021	001-39949
10.20.2+	Form of Stock Option Agreement under Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) 2014 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.21.2)	12/28/2021	001-39949
10.21.1+	Liminal Sciences, Inc. 2021 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.22.1)	12/28/2021	001-39949
10.21.2+	Form of Stock Option Agreement under Liminal Sciences, Inc. 2021 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.22.2)	12/28/2021	001-39949
10.22+	Nonemployee Director Compensation Policy		Form 8-K (Exhibit 10.1)	6/12/2023	001-39949
10.23+	Form of Indemnification Agreement		Form 8-K (Exhibit 10.24)	12/28/2021	001-39949
10.24+	Form of Indemnity Agreement of HealthCor		Form S-1 (Exhibit 10.4)	1/8/2021	333-252002
10.25

Amended and Restated Registration Rights Agreement, dated as of December 22, 2021, by and among Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.), HC Sponsor LLC and certain other security holders

			Form 10-Q (Exhibit 10.1)	8/11/2022	001-39949
10.26

Forfeiture Agreement, dated as of December 21, 2021, by and among Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.), HC Sponsor LLC, Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and Liminal Sciences, Inc.

			Form 8-K (Exhibit 10.27)	12/28/2021	001-39949
10.27+	Inducement Non-Qualified Stock Option Agreement, dated as of February 13, 2023, by and between the Registrant and Brett Hale.		Form 10-K (Exhibit 10.25)	3/22/2023	001-39949
10.28	Sales Agreement, dated as of November 9, 2023, by and between Hyperfine, Inc. and B. Riley Securities, Inc.		Form S-3 (Exhibit 1.2)	11/9/2023	333-275449
21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	3/25/2022	001-39949
23.1	Consent of Deloitte & Touche LLP	X

23.2	Consent of Grant Thornton LLP	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Hyperfine, Inc. Clawback Policy	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

HYPERFINE, INC.
Date: March 22, 2024	By:	/s/ Maria Sainz
Maria Sainz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date
By:	/s/ Maria Sainz Maria Sainz	President, Chief Executive Officer and Director (principal executive officer)	March 22, 2024

By:	/s/ Brett Hale Brett Hale	Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary (principal financial officer and principal accounting officer)	March 22, 2024

By:	/s/ R. Scott Huennekens R. Scott Huennekens	Chairperson of the Board	March 22, 2024

By:	/s/ Jonathan M. Rothberg, Ph.D. Jonathan M. Rothberg, Ph.D.	Director	March 22, 2024
By:	/s/ John Dahldorf John Dahldorf	Director	March 22, 2024

By:	/s/ Ruth Fattori Ruth Fattori	Director	March 22, 2024

By:	/s/ Daniel J. Wolterman Daniel J. Wolterman	Director	March 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Hyperfine, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Hyperfine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023

San Jose, California

March 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Hyperfine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hyperfine, Inc. and subsidiaries, (the "Company") as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

New York City, New York

March 22, 2023

We began serving as the Company’s auditor in 2021. In 2023 we became the predecessor auditor.

HYPERFINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,183	$117,472
Restricted cash	621	771
Accounts receivable, less allowance of $321 and $180 in 2023 and 2022, respectively	3,189	2,103
Unbilled receivables	942	454
Inventory	6,582	4,622
Prepaid expenses and other current assets	2,391	3,194
Due from related parties	—	48
Total current assets	$88,908	$128,664
Property and equipment, net	2,999	3,248
Other long term assets	2,292	2,139
Total assets	$94,199	$134,051
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,214	$678
Deferred grant funding	621	771
Deferred revenue	1,453	1,378
Due to related parties	61	—
Accrued expenses and other current liabilities	5,419	5,976
Total current liabilities	$8,768	$8,803
Long term deferred revenue	968	1,526
Other noncurrent liabilities	64	—
Total liabilities	$9,800	$10,329
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Class A Common stock, $.0001 par value; 600,000,000 shares authorized; 56,840,949 and 55,622,488 shares issued and outstanding at December 31, 2023 and 2022, respectively	5	5
Class B Common stock, $.0001 par value; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at December 31, 2023 and 2022	2	2
Additional paid-in capital	338,114	333,199
Accumulated deficit	(253,722)	(209,484)
Total stockholders' equity	$84,399	$123,722
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,199	$134,051

The accompanying notes are an integral part of these consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022
Sales
Device	$8,746	$5,246
Service	2,286	1,568
Total sales	$11,032	$6,814
Cost of sales
Device	$4,463	$4,231
Service	1,812	1,676
Total cost of sales	$6,275	$5,907
Gross margin	4,757	907
Operating Expenses:
Research and development	$22,493	$28,156
General and administrative	20,276	32,406
Sales and marketing	10,103	14,219
Total operating expenses	52,872	74,781
Loss from operations	$(48,115)	$(73,874)
Interest income	$3,842	$761
Other income (expense), net	35	(51)
Loss before provision for income taxes	$(44,238)	$(73,164)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(44,238)	$(73,164)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.62)	$(1.04)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	71,316,424	70,449,191

The accompanying notes are an integral part of these consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2021	55,277,061	$5	15,055,288	$2	$322,540	$(136,320)	$186,227
Net loss	—	—	—	—	—	(73,164)	(73,164)
Issuance of restricted stock	319,557	—	—	—	—	—	—
Exercise of stock options	25,870	—	—	—	7	—	7
Stock-based compensation expense	—	—	—	—	10,652	—	10,652
Balance, December 31, 2022	55,622,488	$5	15,055,288	$2	$333,199	$(209,484)	$123,722
Net loss	—	—	—	—	—	(44,238)	(44,238)
Issuance of restricted stock	1,008,267	—	—	—	—	—	—
Exercise of stock options	210,234	—	—	—	174	—	174
Stock-based compensation expense	—	—	—	—	4,741	—	4,741
Balance, December 31, 2023	56,840,989	$5	15,055,288	$2	$338,114	$(253,722)	$84,399

The accompanying notes are an integral part of these consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands)

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,238)	$(73,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,054	1,015
Stock-based compensation expense	4,741	10,652
Write-off of equipment	224	—
Other	25	91
Changes in assets and liabilities
Accounts receivable	(1,086)	(1,550)
Unbilled receivables	(488)	(363)
Inventory	(2,209)	(312)
Prepaid expenses and other current assets	1,496	(1,837)
Due from related parties	48	(34)
Prepaid inventory	(412)	(281)
Other long term assets	(220)	(632)
Accounts payable	533	(1,570)
Deferred grant funding	(123)	(1,891)
Deferred revenue	(483)	1,664
Due to related parties	61	(1,981)
Accrued expenses and other current liabilities	(742)	(2,146)
Operating lease liabilities, net	10	—
Net cash used in operating activities	$(41,809)	$(72,339)
Cash flows from investing activities:
Purchases of property and equipment	(804)	(585)
Net cash used in investing activities	$(804)	$(585)
Cash flows from financing activities:
Proceeds from exercise of stock options	174	7
Net cash provided by financing activities	$174	$7
Net decrease in cash and cash equivalents and restricted cash	(42,439)	(72,917)
Cash, cash equivalents and restricted cash, beginning of year	118,243	191,160
Cash, cash equivalents and restricted cash, end of year	$75,804	$118,243
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$75,183	$117,472
Restricted cash	621	771
Total cash, cash equivalents and restricted cash	$75,804	$118,243
Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$519	$131
Supplemental disclosure of noncash information:
Write-off of notes receivable	$—	$90
Noncash acquisition of fixed assets	$3	$—

The accompanying notes are an integral part of these consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company is an innovative health technology business with a mission to revolutionize patient care globally through accessible, affordable, clinically relevant ultra-low-field (“ULF”) magnetic resonance (“MR”) brain imaging. The Company's Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. The Swoop® system is designed to transform brain MR for the patient, the clinician and the provider, and to provide a highly differentiated experience for patients, timely imaging to clinicians, and favorable economics for hospital administrators. The Swoop® system is a portable, ULF MRI for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions in various care settings where conventional MRI devices are inaccessible. The easy-to-use interface and portable design of the Company's Swoop® system make it easily and readily accessible anywhere in a hospital, clinic, or patient care site and it does not require any special facilities accommodations nor specialized personnel to operate safely. ULF MR does not expose patients to harmful ionizing radiation and compares favorable in this regard to X-ray computed tomography (“CT”) or positron emission tomography (“PET”). The Company's Swoop® system received initial 510(k) clearance for brain imaging from the U.S. Food and Drug Administration (“FDA”) in 2020. In February and October 2023, the Company received additional 510(k) clearances from the FDA of the latest updates to its Swoop® system AI-powered software. The combination of these two software updates significantly improved diffusion-weighted imaging (“DWI”), incorporated deep-learning based denoising in the post-processing of DWI images for crisper images, and improved image quality for all Swoop® system sequences. The Swoop® system has also received marketing authorization for brain imaging in several countries, including the European Union (CE certification), the United Kingdom (UK Conformity Assessment (“UKCA”)), Canada, Australia and New Zealand. All of the Company’s revenue to date has been generated from sales of the Swoop® system and related services. In December 2022, the Company suspended its Liminal program to develop a device to non-invasively measure key vital signs in the brain. In addition to Legacy Hyperfine and Liminal, the Company has an indirect wholly-owned subsidiary in the United Kingdom that did not have any significant operations during 2023 nor 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). All intercompany transactions and balances have been eliminated.

Risks and Uncertainties

The Company is subject to risks and uncertainties caused by events with significant geopolitical and macroeconomic impacts, including, but not limited to, the conflicts in Ukraine and the Middle East, inflation and actions taken to counter such impacts.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

The Company relies on single source manufacturers and suppliers for the supply of its products. Disruption from these manufacturers or suppliers has and would have a negative impact on the Company’s business, financial position and results of operations in its consolidated financial statements. The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by geopolitical and macroeconomic conditions. Based on the Company’s cash and cash equivalents balance, current business plan and revenue prospects, the Company believes that it will have sufficient cash resources and anticipated cash flows to fund its operations for at least the next 12 months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. At December 31, 2023 and 2022, substantially all the Company’s cash and cash equivalents were invested in three financial institutions, respectively. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

For the years ended December 31, 2023 and 2022 there were two customers and one customer, respectively, that represented 10% or more of total net revenue. There were two customers as of December 31, 2023 and 2022 that each accounted for more than 10% of our total accounts receivable, net and unbilled receivables.

The Company utilizes a single exclusive manufacturer for its Swoop® system. Additionally, the Company purchases raw materials from this manufacturer.

Segment Information

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (“CEO”). The Company has one reporting segment. The Company’s current reporting segment structure is reflective of the way the Company’s management views the business, makes operating decisions and assesses performance. This structure allows the CODM to better understand Company performance, better assess prospects for future cash flows, and make more informed decisions about the Company. All of the Company’s long-lived assets are located in the United States. Other than $4,362 and $2,538 of revenue recognized in non-U.S. countries for the years ended December 31, 2023 and 2022, respectively, all of the revenues during these periods were earned in the United States. Since the Company has a single reportable segment, all required financial segment information is provided in the consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions included:

•
Revenue recognition, including determination of the timing and pattern of satisfaction of performance obligations, determination of the standalone selling price (“SSP”) of performance obligations;
•
Allowance for doubtful accounts;
•
Net realizable value (the selling price as well as estimated costs of disposal and transportation) of inventory, and demand and future use of inventory;
•
Valuation allowances with respect to deferred tax assets; and
•
Assumptions underlying the fair value used in calculation of the stock-based compensation expense.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are cash equivalents. As of December 31, 2023 and 2022, cash and cash equivalents consist principally of cash, money market funds, and demand deposits. The Company funded its operations primarily with proceeds from the issuance of common stock. The Company incurred significant cash burn and recurring net losses, which includes a net loss of $44,238 for the year ended December 31, 2023, and an accumulated deficit of $253,722 as of December 31, 2023. As of December 31, 2023, the Company had cash and cash equivalents of $75,183.

Restricted Cash

Restricted cash balance represents funds received as part of grant funding and restricted in use to the purpose of the funding. For details, see the Note 2. Summary of Significant Accounting Policies - Grant Funding and Note 13. Commitments and Contingencies.

Accounts Receivable

Accounts receivable are stated as the amount the Company expects to collect. The Company maintains an allowance for credit losses for estimated losses based upon the expected collectability of all accounts receivable. As of December 31, 2023 and 2022, the allowance for credit losses was $321 and $180, respectively.

Inventories

Inventories primarily consist of finished goods which are produced by the Company’s third-party contract manufacturer as well as raw materials ordered in advance by the third-party contract manufacturer due to long delivery-lead time and which were billed to the Company. Inventories are stated at the lower of actual cost, determined using the average cost method, or net realizable value. Cost includes an allocation of wages, taxes and benefits for employees involved in warehousing, logistics coordination, material sourcing, and production planning activities. Net realizable value is based upon an estimated average selling price reduced by the estimated costs of disposal and transportation.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include amounts paid in advance for operating expenses as well as monies to be received from the State of Connecticut for research and development tax credits. These research and development tax credits are exchanged for a cash refund and are typically collected within one year from the date the tax return is filed with the state. The credits are recognized as an offset to research and development expenses in the consolidated statements of operations and comprehensive loss in the annual period in which the corresponding expenses were incurred.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Expenditures for major renewals and improvements are capitalized. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation is eliminated from the balance sheet, and any resulting gains or losses are included in the consolidated statements of operations and comprehensive loss in the period of disposal.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable using pretax undiscounted cash flows. If the recorded value of the asset is less than the undiscounted cash flow, the asset is written down to its estimated fair value. There was no impairment recorded for the year ended December 31, 2023 and impairments of $80 were recorded for the year ended December 31, 2022 (see Note 14. Restructuring).

Right-of-use (“ROU”) Assets and Leases Liabilities

The Company adopted ASC 842 on January 1, 2022 using the modified retrospective basis and did not restate comparative periods as permitted under Accounting Standards Update (“ASU”) 2018-11. ASC 842 supersedes nearly all existing lease accounting guidance under GAAP issued by the Financial Accounting Standards Board (“FASB”) including ASC Topic 840, Leases. ASC 842 requires that lessees recognize ROU assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than 12 months. ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows. For operating leases, we calculated ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the incremental borrowing rate, ("IBR") as of that date.

The adoption of ASC 842 did not result in recording ROU assets and lease liabilities as the Company has applied ASC 842 practical expedient for short-term leases, which allows entities with leases of 12 months or shorter to not recognize ROU assets and lease liabilities for short-term leases and instead record them in a manner similar to operating leases under ASC 840, Leases, lease accounting guidelines. In December 2023, the Company entered into an amendment to the lease agreement to extend the lease term to April 30, 2025. As a result of the lease modification due to the extended lease term the Company recognized as of December 31, 2023 operating lease ROU assets of $239, which is included in the line item Other long term assets in our consolidated balance sheets; current portion of operating lease liabilities of $185, which is included in the line item Accrued expenses and other current liabilities in our consolidated balance sheets; and noncurrent portion of operating lease liabilities of $64, which is included in the line item Other noncurrent liabilities in our consolidated balance sheets. Refer to Note 7 and Note 8 for more information.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

Capitalized Software Development Costs

For the costs incurred in developing the firmware embedded in the hardware devices that the Company sells and leases to its customers, the Company applies the principles of FASB Accounting Standards Codification (“ASC”) 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the “tested working model” approach to establishing technological feasibility for its software products. Under this approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. The Company’s hardware device, with the embedded firmware, was released for sale during the fourth quarter of the year ended December 31, 2020, when the Company had completed all of the research and development activity to establish the technological feasibility of the product. As of December 31, 2023 and 2022, the Company had not incurred significant costs between the establishment of technological feasibility and the release of a product for sale; thus, the Company had expensed all software development costs as incurred.

For software developed or acquired for internal use, including software used in the provision of service and support to the Company’s customers, the Company applies the principles of ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred during the preliminary project and post-implementation stages, including training and maintenance, are expensed as incurred. Capitalized costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the application, which is three years, beginning when the asset is substantially ready for use. As of December 31, 2023 and 2022, the Company did not have any amount of capitalized internal-use software development costs.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.”

Revenue is recognized when or as a customer obtains control of the promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these goods and services. To achieve this core principle, the Company applies the following 5 steps:

• Step 1: Identify Contracts with Customers: The Company executes signed contracts with its customers for the sale of hardware devices and services.

• Step 2: Identify Performance Obligations: The Company’s contracts with customers primarily include two performance obligations, namely the hardware device and services, which include access to the Company’s hosted cloud-based software applications and hardware maintenance and support on an ongoing basis throughout the service and support period.

• Step 3: Determine Transaction Price: The Company’s contracts with customers may include variable consideration in the form of discounts and price concessions. The Company estimates variable consideration using the expected value method based on the data available as of the end of each reporting period.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

• Step 4: Allocate Transaction Price to Performance Obligations: The Company allocates transaction price to the performance obligations in a contract with a customer, based on the relative standalone selling prices of the goods and services. The standalone selling prices of the hardware devices and services are determined based on market assessment of the standalone selling prices for which the Company sells the respective goods and services on a standalone basis, including renewals of services.

• Step 5: Recognize Revenue as Performance Obligations are Satisfied: Each unit of hardware devices is a performance obligation satisfied at a point in time, when control of the good transfers from the Company to the customer, which is typically upon shipment of the good to the customer. For sales of hardware where control of the product transfers to the customer upon shipment, the Company has made an accounting policy election to account for shipping and handling as fulfillment activities rather than a performance obligation. The services are stand-ready obligations that are satisfied over time by providing the customer with ongoing access to the Company’s resources throughout the service period. The Company uses the time elapsed (straight-line) measure of progress to recognize revenue as these performance obligations are satisfied evenly over the respective service period.

The Company offers alternative payment structures and “as-a-service” offerings that are assessed to determine whether an embedded lease arrangement exists. The Company accounts for those contracts as a lease arrangement under ASC 842. The Company identifies certain Device-as-a-Service contracts to be within the scope of ASC 842 and ASC 606. For contracts that are in the scope of both ASC 842 and ASC 606, and in which the lease component is an operating lease, the Company applies the practical expedient in ASC 842 to combine the lease component (the device itself in device as a service, ("DaaS") contracts) and non-lease (maintenance and SaaS) components, and to account for the combined components as a single lease component. Accordingly, the Company accounts for the monthly payments as lease revenue. For contracts in which the lease component is a sales-type lease, the Company derecognizes the asset (the MRI device) and recognizes a lease receivable in an amount that represents the present value of the lease payments. At times, the Company may enter into arrangements with payment terms which exceed one year from the transfer of control of the product or service. In such cases, the Company assesses whether the arrangement contains a significant financing component. If a significant financing component exists, the transaction price is adjusted for the financing portion of the arrangement, which is recorded as interest income over the payment term using the effective interest method. The Company does not assess whether a significant financing component exists when, at contract inception, the period between the transfer of control to a customer and final payment is one year or less.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from services described above and is reduced as the revenue recognition criteria are met. Deferred revenue is classified as current or noncurrent based on expected revenue recognition timing. Specifically, deferred revenue that will be recognized as revenue within the succeeding 12 month period is recorded as deferred revenue as part of current liabilities and the remaining portion is recorded as long term deferred revenue in the Company’s consolidated balance sheets.

Warranties

The Company offers a device warranty to customers usually for 12 months from delivery of the device as well as for devices obtained through a capital purchase. The Company’s services include hardware maintenance and support. As noted in the accounting policy for revenue recognition, the Company recognizes revenue for service over time using the time elapsed measure of progress. The costs of hardware maintenance are recognized in costs of revenue as they are incurred.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

Grant Funding

The Company received certain research and development funding through a grant issued by the Bill & Melinda Gates Foundation (“BMGF”). Funding is recorded on the consolidated balance sheet as restricted cash upon receipt. The funding is recognized in the consolidated statements of operations and comprehensive loss as a reduction to research and development expense in the period when milestone deliverables are fulfilled and met. Grant funding payments received in advance of research and development expenses incurred are recorded as deferred grant funding as a current liability in the Company’s consolidated balance sheets.

Cost of Sales

Cost of sales consists of product and service costs including personnel cost and benefits including stock-based compensation, product costs, production setup expenses, depreciation expenses, inventory excess and obsolescence expenses.

Patent Costs

Patent costs have been charged to operations as incurred, as their realization is uncertain. These costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

General and Administrative

General and administrative expenses primarily consist of personnel costs and benefits including stock-based compensation, patent and filing fees, office expenses and outside services. Outside services consist of professional services, legal and other professional fees.

Sales and Marketing

Sales and marketing costs primarily consist of personnel costs and benefits including stock-based compensation, advertising, promotional, as well as conferences, meetings, and other events. Advertising costs are expensed as incurred. For the years ended December 31, 2023 and 2022, advertising expenses were $762 and $1,338, respectively.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Earn-Out Shares

Earn-Out Shares, as defined in Note 10. Net Loss Per Share, to which the Companies’ pre-closing equity holders are entitled, fall within the scope of ASC 815, Derivatives and Hedging (“ASC 815”) pursuant to which such Earn-Out Shares are equity classified and are to be recognized upon achievement of the market price milestone.

Earn-Out Shares to which certain employees are entitled to fall within the scope of ASC 718, Compensation – Stock Compensation (“ASC 718”), pursuant to which such Earn-Out Shares are equity classified and their grant date fair value will be recognized as compensation expense over the vesting period.

Commitments and Contingencies

The Company periodically evaluates all pending or threatened contingencies and any commitments, if any, that are reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable. If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operating expenses. If no accrual is made for a loss contingency because one or both of the conditions pursuant to the accounting guidance are not met, but the probability of an adverse outcome is at least reasonably possible, the Company discloses the nature of the contingency and provides an estimate of the possible loss or range of loss, or states that such an estimate cannot be made.

Research and Development Expenses and Research and Development Tax Credits

The Company recognizes research and development tax credits as a reduction of research and development expense as earned. For State of Connecticut research and development tax credits, which are exchanged for a cash refund from the State of Connecticut, such exchanged credits are recognized as earned as a reduction of research and development expense in the consolidated statements of operations and comprehensive loss.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, as set forth in ASC Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. The Company has recorded a full valuation allowance as of December 31, 2023 and 2022. Based on the available evidence, the Company believes that it is more likely than not that it will be unable to utilize all of its deferred tax assets in the future.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

In accordance with the provisions of ASC Topic 740, the Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. The Company’s policy is to recognize any interest and penalties related to income taxes in income tax expense in the consolidated statements of operations and comprehensive loss. The Company’s open tax years subject to examination by the relevant taxing authorities are 2017 through 2022. As of December 31, 2023 and 2022, the Company had no uncertain tax positions.

Recent Accounting Pronouncements

Accounting pronouncements adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard also requires that financial assets measured at amortized cost be presented at the net amount anticipated to be collected via an allowance for credit losses that is deducted from the amortized cost basis. Pursuant to ASU 2016-13, the Company is required to measure all expected credit losses based upon historical experience, current conditions, and reasonable (and supportable) forecasts that affect the collectability of the financial asset. The Company adopted this update effective January 1, 2023 and the implementation of this update did not have a material impact on the Company’s consolidated financial statements and disclosures.

Accounting pronouncements issued but not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced disclosures relating to its reportable segments.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

	Pattern of Recognition	2023	2022
Device	Point in time	$8,746	$5,246
Service	Over time	2,286	1,568
Total revenue		$11,032	$6,814

Contract Balances

Contract balances represent amounts presented in the consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable and deferred revenue. Deferred revenue represents consideration received from customers at the beginning of the service and support period for services that are transferred to the customer over the respective service and support period. The accounts receivable balances represent amounts billed to customers for goods and services where the Company has an unconditional right to payment of the amount billed.

The following table provides information about receivables and deferred revenue from contracts with customers:

	2023	2022
Accounts receivable	$3,189	$2,103
Unbilled receivables - current	942	454
Unbilled receivables - non-current (1)	1,044	744
Deferred revenue	1,453	1,378
Long term deferred revenue	968	1,526

_________________________

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

The amount of revenue recognized during the years ended December 31, 2023 and 2022 that was included in the deferred revenue balance at the beginning of the period was $1,356 and $593, respectively.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

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

Revenue from Leasing Arrangements

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under ASC 842, Leases for the years ended December 31, 2023 and 2022. The Company records operating lease rental revenue as service revenue on a straight-line basis over the lease term. The Company records revenue from the sale of hardware devices under sales-type leases as device revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in device revenue in the consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $391 and $247 as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $617 and $331, respectively, in expense related to the amortization of the capitalized contract costs.

Transaction price allocated to remaining performance obligations

As of December 31, 2023 and 2022, the Company had remaining performance obligations amounting to $5,661 and $8,663, respectively. The Company expects to recognize approximately 39% of its remaining performance obligations as revenue in 2024, and an additional 61% in 2025 and thereafter.

Significant Judgements

The Company makes significant judgments applying the guidance related to the determination of the timing and pattern of satisfaction of performance obligations, determination of the standalone selling price of performance obligations and estimation of variable consideration if any.

The Company’s products are generally sold without a right of return, and the Company’s contracts generally provide a fixed transaction price. The Company reviews payment terms extending beyond one year. If it is determined that a material financing component exists, the Company recognize this as interest income over the financing term. The Company applies the practical expedient to not adjust for a material financing component if the gap between payment and delivery was expected, at the contract inception, to be less than one year.

The SSP of performance obligations is determined based on market assessment of the SSPs for which the Company expects to sell the respective goods and services on a standalone basis, including renewals of services.

The contract consideration allocation is based on the SSP at contract inception. The consideration (net of any discounts) is allocated among separate products and services based on their relative SSPs. Contract modifications typically add additional goods or services or change pricing. For such modifications, the most recent SSP is used for reallocation to the remaining performance obligations.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

The Company recognizes revenue for certain performance obligations at the point in time when control is transferred, such as the delivery of products. Service revenue is recognized over the term of the service period as the customer benefits from the services throughout the service period.

Practical Expedients and Accounting Policy Elections

As a practical expedient, the Company does not adjust transaction price for the effects of a significant financing component in contracts in which the period between when the Company transfers the promised good or service to the customer and when the customer pays for that good or service is one year or less.

The Company has made an accounting policy election to exclude all sales taxes from the transaction price of its contracts with customers. Accordingly, sales taxes collected from customers and remitted to government authorities are not included in revenue and are accounted for as a liability until they have been remitted to the respective government authority.

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

There were no transfers between fair value measurement levels during the years ended December 31, 2023 and 2022.

The Company had $74,685 and $93,502 of money market funds and demand deposit accounts included in cash and cash equivalents and restricted cash as of December 31, 2023 and 2022, respectively. These assets were valued using quoted prices in active markets and accordingly were classified as Level 1.

5. INVENTORIES

A summary of inventories are as follows at December 31:

	2023	2022
Raw materials	$1,757	$2,241
Finished goods	4,825	2,381
Total inventories	$6,582	$4,622

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

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

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following at December 31:

	2023	2022
Laboratory equipment	$986	$923
Research devices	1,532	1,709
Sales and marketing devices	490	524
Computer equipment	668	623
Construction in progress	595	359
Tooling	505	372
Trade show assets	254	254
Leased devices	397	453
Other	611	353
Gross property and equipment	6,038	5,570
Less: Accumulated depreciation and amortization	(3,039)	(2,322)
Property and equipment, net	$2,999	$3,248

Depreciation expense amounted to $1,054 and $1,015 for the years ended December 31, 2023 and 2022, respectively.

7. ROU ASSETS AND LEASES LIABILITIES

The Company has operating leases for its corporate offices. The Palo Alto, California lease agreement includes an option to renew the lease, which was not reasonably certain to be exercised, and therefore is not factored into the determination of lease payments. At the lease inception, the Company applied ASC 842 practical expedient for short-term leases, which allows entities with leases of 12 months or shorter to not recognize ROU assets and lease liabilities for short-term leases and instead record them in a manner similar to operating leases under ASC 840, Leases, lease accounting guidelines. In December 2023, the Company entered into an amendment to the lease agreement to extend the lease term at its office facilities in Palo Alto, California to April 30, 2025. As a result of the lease modification due to the extended lease term the Company recognized as of December 31, 2023 operating lease ROU assets of $239, which is included in the line item Other long term assets in our consolidated balance sheets, current portion of operating lease liabilities of $185, which is included in the line item Accrued expenses and other current liabilities in our consolidated balance sheets; and noncurrent portion of operating lease liabilities of $64, which is included in the line item Other noncurrent liabilities in our consolidated balance sheets.

The weighted-average remaining lease term associated with the measurement of our operating lease obligations is 16 months and the weighted-average discount rate is 7.9%.

The Company recorded short-term operating lease cost during the year ended December 31, 2023 of $108. Cash paid for amounts included in the measurement of operating lease during the year ended December 31, 2023 was $97.

Future minimum commitments due under the lease agreement as of December 31, 2023, are $197 for the remainder of 2024 and $66 thereafter.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31:

	2023	2022
Bonuses	$2,463	$2,674
Contracted services	1,237	1,127
Legal fees	412	261
Payroll and related benefits	676	1,876
Operating lease liabilities	185	—
Other	446	38
Total accrued expenses and other current liabilities	$5,419	$5,976

9. STOCKHOLDERS' EQUITY

Common Stock

In November 2023, the Company filed a shelf registration statement on Form S-3 with the SEC pursuant to which the Company registered for sale up to $150 million of any combination of its Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that it may determine. The Company’s shelf registration statement on Form S-3 also included a prospectus covering up to an aggregate of $50 million in shares of Class A common stock that the Company may issue and sell from time to time, through B. Riley Securities, Inc. (“B. Riley”) acting as its sales agent, pursuant to the sales agreement that it entered into with B. Riley in November 2023 (the “Sales Agreement”), for its “at-the-market” equity program. The Company is not obligated to make any sales of Class A common stock under the Sales Agreement. As of December 31, 2023, the Company had not sold any Class A common stock pursuant to the Sales Agreement.

Equity Incentive Plans

Hyperfine Inc. 2021 Equity Incentive Plan and Inducement Option Grant

The Company’s equity incentive plans include the Company’s 2021 Equity Incentive Plan (the “Hyperfine Plan”) and the Company has made an inducement option grant outside of the Hyperfine Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The Hyperfine Plan is administered by the Company's board of directors. The board of directors may grant restricted stock and options to purchase shares either as incentive stock options or non-qualified stock options. The option grants are subject to certain terms and conditions, option periods and conditions, exercise rights and privileges as set forth in the Hyperfine Plan. During the year ended December 31, 2023, the number of shares available for grant increased by 2,827,111 shares pursuant to the evergreen provision in the Hyperfine Plan that provides for an automatic annual increase in the number of shares available for grant under the Hyperfine Plan equal to the lesser of (i) 4% of the number of outstanding shares of common stock outstanding on the first day of the fiscal year, and (ii) an amount determined by the administrator of the Hyperfine Plan, beginning in fiscal year 2023 and ending on the second day of fiscal year 2031. At December 31, 2023, 6,244,212 shares of common stock remain available for issuance under the Hyperfine Plan.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

During the first quarter of 2023, the Company granted inducement stock options to purchase 1,000,000 shares of Class A common stock to the Company’s Chief Administrative Officer and Chief Financial Officer outside of the Hyperfine Plan and in accordance with Nasdaq Listing Rule 5635(c)(4) which will vest based on continued service over a four year period.

During the fourth quarter of 2022, the Company granted certain equity awards to the newly hired Chief Executive Officer. These awards include an option award to purchase 3,175,000 shares of Class A common stock which will vest based on continued service over a four year period.

During the fourth quarter of 2022, the Company initiated and carried out certain restructuring actions in order to reduce costs, including termination of employees. As part of the employees’ severance, for certain employees the Company accelerated the vesting of unvested awards including 90,003 option awards and 33,281 of restricted stock unit awards and extended the exercise period for 346,028 vested options post-termination, which were treated as the modification of awards in connection with the termination of employees and resulted in an additional stock-based compensation expense of $143 representing the incremental fair value of the modified awards.

During the years ended December 31, 2022 and 2021, the Company granted certain equity awards to the Chief Executive Officer hired during 2021. These awards include (1) an option award to purchase 1,899,500 shares of Class A common stock which will vest based on continued service over a four year period, and (2) two separate option awards to purchase 474,875 shares of Class A common stock (949,750 options total), which fully vested upon the occurrence of various service, performance, and market conditions. The following awards were granted to the Chief Executive Officer during the year ended December 31, 2022: (1) 474,875 share option award which vest based on continued service over a five year period, (2) a 300,000 share option award which vest based on continued service over a four year period, (3) a restricted stock unit (RSU) award for 150,000 shares which vest based on continued service over a four year period, and (4) an RSU award granted on April 26, 2022 for 649,350 shares which vest in four installments from February 2023 through November 2023. On July 29, 2022, the former Chief Executive Officer’s employment with the Company terminated; as of December 31, 2023 the 649,350 RSUs awarded on April 26, 2022 have vested and none of the awards remain outstanding.

Certain equity awards were also granted to the Chairperson of the Legacy Hyperfine board of directors. The equity compensation included (1) an option award to purchase 712,312 shares of Class A common stock which will vest based on continued service, over four years and (2) two separate option awards to purchase 237,437 shares each of Class A common stock (474,874 shares in total), which will be fully vested upon the occurrence of various certain service, performance, and market conditions. On June 9, 2023, a one-time special grant of non-qualified stock options to purchase 237,437 shares of the Company’s Class A common stock was granted to the Company’s Chairperson pursuant to the Hyperfine Plan effective as of June 9, 2023, which will vest as to 100% on the fifth anniversary of June 9, 2023, subject to the Chairperson's continued service to the Company through the vesting date. This one-time special grant was contingent upon the cancellation of one of the previously granted non-qualified options to purchase 237,437 shares of Class A common stock.

As of December 31, 2023, there was an outstanding award of non-qualified stock options to purchase 237,437 shares of the Company’s Class A common stock granted to the Company’s Chairperson. The service condition for these awards are satisfied by providing service to the Company based on the defined service period per the award agreement. The market condition is satisfied by achieving various multiples of a defined price per share. The achievement of the performance condition and the commencement of the related expense recognition event cannot occur until the event is deemed probable, which only occurs once a SPAC transaction, IPO, or financing event has occurred. The performance condition was satisfied as a result of the Business Combination. The Company recognized an expense of $34 and a credit to stock-based compensation expense of $904 in connection with these awards during the year ended December 31, 2023 and 2022. None of the market conditions have been satisfied and as such, none of the awards are exercisable as of December 31, 2023 and 2022.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

The Company’s nonemployee directors were each granted non-qualified stock options to purchase 112,000 shares of the Company’s Class A common stock effective as of June 9, 2023, for a total of 560,000 shares of the Company’s Class A common stock underlying the options, which will vest on June 9, 2024. In addition, a one-time special award was granted to three nonemployee directors of non-qualified stock options to purchase 85,000 shares effective as of June 9, 2023, for a total of 255,000 shares of the Company’s Class A common stock , which will vest as to 50% on June 9, 2024 and June 9, 2025.

All options granted by the Company during the years ended December 31, 2023 and 2022 were granted with exercise prices equal to the estimated fair value of the Company's common stock at the date of grant, as determined by the Company's board of directors.

A summary of the stock option activity under the Hyperfine Plan is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	7,522,136	$3.21	8.79	$30,052
Granted	8,685,663	2.43
Exercised	(25,870)	0.26
Forfeited	(5,462,365)	3.03
Outstanding at December 31, 2022	10,719,564	$1.34	8.75	$157
Granted	5,323,048	1.65
Exercised	(210,234)	0.83
Forfeited / Expired	(1,560,791)	1.41
Outstanding at December 31, 2023	14,271,587	$1.46
Options exercisable at December 31, 2023	5,604,577	$1.65	7.30	$886
Vested or expected to vest at December 31, 2023	14,033,151	$1.46	8.30	$1,714

The Company received cash proceeds from the exercise of stock options of $174 and $7 during the years ended December 31, 2023 and 2022, respectively.

The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the years ended December 31, 2023 and 2022, was $156 and $47, respectively. The weighted-average grant date fair value of options granted during the year ended December 31, 2023 and 2022 was $0.96 and $0.62, respectively.

During the years ended December 31, 2023 and 2022, the Company recognized $3,800 and $3,483, respectively, of share-based compensation expense for stock options granted to employees.

Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid‑in capital. The benefits are recognized against income taxes. Realized excess tax benefits related to stock options exercises was zero for each of the years ended December 31, 2023 and 2022.

As of December 31, 2023, there was approximately $7,253 of unrecognized compensation cost, related to unvested stock options, which is expected to be recognized over a weighted average period of 2.63 years.

Stock Option Repricing

On September 26, 2022, stockholders controlled by Jonathan M. Rothberg, Ph.D., a member of the board of directors of the Company, representing a majority in voting power with respect to the Company’s Class A common stock and the Company’s Class B common stock, approved a one-time stock option repricing (the “Option Repricing”). The Board of Directors of the Company previously approved the Option Repricing on August 24, 2022, contingent upon

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

stockholder approval of the Option Repricing. Stock options held by Dr. Rothberg were not repriced in the Option Repricing. The Option Repricing was effected on October 31, 2022. Unexercised options held by current employees and certain non-employee directors with exercise prices ranging from $1.28 to $5.24 per share were repriced on a one-for-one basis to $0.91 per share which represented the per share fair value of our Class A common stock as of the date of the repricing. There was no other modification to the vesting schedule of the previously issued options. As a result, 5,378,308 outstanding options, including 4,903,434 awards with service conditions and 474,874 awards with market and performance-based conditions, originally granted to purchase Class A common stock at prices ranging from $1.28 to $5.24 per share were repriced under this program.

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

Stock option valuation inputs

The Company utilized the Black-Scholes option pricing model for determining the estimated fair value for service awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards. The assumptions used to value option grants to employees and nonemployees for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Risk Free interest rate	3.32% - 4.8%	0.91% - 4.18%
Expected dividend yield	0%	0%
Expected term	5.50 ─ 7.50 years	0.51 ─ 7.50 years
Expected volatility	55% ─ 66%	49% ─ 56%

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

Expected volatility

During the years ended December 31, 2023 and 2022, the expected volatility was determined using the historical volatilities of several publicly listed peer companies over a period equivalent to the expected term of the awards, as the Company does not have sufficient historical data to provide a reasonable basis for an estimate of the expected volatility.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

Exercise price

The exercise price is taken directly from the grant notice issued to employees and nonemployees.

The stock options granted to the Company’s employees and nonemployees for the periods presented were as follows:

	2023	2022
Stock options granted to employees	4,270,611	7,901,501
Stock options granted to nonemployee directors	1,052,437	784,162
Total stock options granted	5,323,048	8,685,663

Restricted Stock Units

The following table summarizes the changes in the Company’s outstanding restricted stock units (“RSUs”) for the year ended December 31, 2023:

Number of RSUs
Outstanding at January 1, 2022	117,516
Granted	2,493,335
Released	(319,557)
Forfeited	(694,514)
Expired	(11,421)
Outstanding at December 31, 2022	1,585,359
Granted	29,000
Released	(1,008,283)
Forfeited	(237,050)
Expired	—
Outstanding at December 31, 2023	369,026

During the year ended December 31, 2023, the Company granted 29,000 RSUs to employees of the Company. The RSUs vest over a four year period, contingent on the ongoing service of the employees. The grant date fair value of the RSUs was measured using the fair value of the underlying Class A common stock, which had prices ranging from $0.85 to $1.36 per share on the grant date. The total grant date fair value of $34 will be recognized evenly over the four year period as the service condition is satisfied.

The Company recognized $941 and $4,243 of share-based compensation expense, related to RSUs during the years ended December 31, 2023 and 2022. The weighted average grant date fair value per share of RSUs granted was $1.16 and $3.34 for the years ended December 31, 2023 and 2022, respectively. The aggregate fair market value of RSUs that vested during the year ended December 31, 2023 was $1,620.

On June 27, 2022, David Scott delivered his resignation as the Company’s President, Chief Executive Officer and member of the Board of Directors, effective as July 29, 2022. Pursuant to the terms of the Restricted Stock Unit Award Grant Notice and Agreement dated April 26, 2022 with Mr. Scott under the Hyperfine Plan, the 649,350 RSUs awarded on April 26, 2022, which were fully vested upon grant and the stock-based compensation expense for these fully vested awards were recognized immediately upon grant, and have, as of December 31, 2023, been paid in full and none remain outstanding. In addition, 150,000 unvested RSUs and 3,124,252 unvested options held by Mr. Scott ceased to vest as of the resignation date of July 29, 2022 and were immediately forfeited. The previously recognized stock-based compensation expense of $4,501 related to these awards was recaptured in accordance with ASC 718 as a credit to general and administrative expense.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

Earn-Out Shares

During the years ended December 31, 2023 and 2022, no Earn-Out Shares were granted. These Earn-Out Shares fall within the scope of ASC 718, pursuant to which such Earn-Out Shares are equity classified and their grant date fair value will be recognized as compensation expense over the vesting period.

During the years ended December 31, 2023 and 2022, the Company recorded $0 and $2,926, respectively, of share‑based compensation expense related to Earn-Out Shares.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

Stock-Based Compensation Expense

The Company’s stock-based compensation expense for the periods presented was as follows:

	2023	2022
Cost of sales	109	115
Research and development	1,283	2,141
General and administrative	3,162	8,064
Sales and marketing	187	332
Total stock-based compensation expense	$4,741	$10,652

Total unrecognized stock-based compensation expense as of December 31, 2023 was $8,425 which will be recognized over the remaining vesting period of 2.5 years.

10. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all common equivalent shares of the Company, including outstanding stock options, RSUs and Earn-Out Shares, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common equivalent shares of the Company outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	2023	2022
Numerator:
Net Loss	$(44,238)	$(73,164)
Numerator for Basic and Dilutive net loss per share – loss available to common stockholders	$(44,238)	$(73,164)
Denominator:
Common Stock	71,316,424	70,449,191
Denominator for Basic and Dilutive net loss per share weighted – average common stock	71,316,424	70,449,191
Basic and dilutive net loss per share	$(0.62)	$(1.04)

Net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	2023	2022
Outstanding options to purchase common stock	14,271,587	10,719,564
Outstanding RSUs	369,026	1,585,359
Earn-Out Shares (1)	9,357,835	9,421,444
Total anti-dilutive common equivalent shares	23,998,448	21,726,367

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

11. INCOME TAXES

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of December 31,
	2023	2022
Gross deferred tax assets (liabilities):
Net operating loss carryforwards	$45,197	$39,033
Tax credit carryforwards	3,975	5,478
Fixed assets	(138)	(117)
Stock-based compensation	2,398	2,621
Capitalized R&D	8,594	5,463
Deferred revenue	669	817
Accrued bonuses	—	—
Other	122	70
Total deferred tax assets	60,817	53,365
Valuation allowance	(60,817)	(53,365)
Net deferred tax assets (liabilities)	$—	$—

The Company had no income tax expense due to federal and state net operating losses incurred for the years ended December 31, 2023 and 2022. The Company has also not recorded any income tax benefits for its federal and state net operating losses incurred in each period due to uncertainty of realizing the benefit from those items. All of the Company’s losses before income taxes were generated in the United States. The effective tax rate for the Company for the years ended December 31, 2023 and 2022 was zero percent. A reconciliation of the income tax expense at the federal statutory tax rate to the Company’s effective income tax rate follows:

	As of December 31,
	2023	2022
Statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	1.9%	2.1%
Federal research and development credit	(3.9)%	2.5%
Stock-based compensation	(1.8)%	(1.5)%
Deferred tax adjustment resulting from tax rate change	(0.2)%	(0.4)%
Other	(0.2)%	(0.1)%
Valuation allowance	(16.8)%	(23.5)%
Effective tax rate	0.0%	0.0%

The Company’s effective tax rate for December 31, 2023 and 2022 differs from the federal statutory tax rate of 21% mainly due to the effect of deferred state income tax benefits resulting from state net operating loss carryforwards, the tax effects related to federal and state research and development tax credits, and the effects of nondeductible stock based compensation. The net effect of these items is fully offset by the increase in the Company’s valuation allowance from the prior year.

The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty of the Company’s ability to generate sufficient taxable income to realize the deferred tax assets, and therefore has not recognized any benefits from the net operating losses, tax credits and other deferred tax assets. The Company’s valuation allowance increased $7,451 and $18,135 for the years ended December 31, 2023 and 2022, respectively.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

As of December 31, 2023, the Company had the following tax net operating loss carryforwards available to reduce future federal and state taxable income, and tax credit carryforwards available to offset future federal and state income taxes:

	Hyperfine
	Amount	Begin to Expire in
Hyperfine tax net operating loss carryforwards:
Federal (pre-2018 NOLs)	$12,084	2034
Federal (post-2017 NOLs)	158,121	No Expiration
States	117,851	2031
Tax credit carryforwards:
Federal research and development	2,440	2034
Connecticut research and development	1,283	No Expiration
Connecticut others	10	2024
Federal others	10	2024

	Liminal
	Amount	Begin to Expire in
Liminal tax net operating loss carryforwards:
Federal (pre-2018 NOLs)	$—
Federal (post-2017 NOLs)	14,719	No Expiration
States	14,715	2038
Tax credit carryforwards:
Federal research and development	448	2038
Connecticut research and development	81	No Expiration
Federal and state other	2	2025

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards to offset its post-change income and tax liabilities may be limited. Generally, an ownership change occurs when certain shareholders increase their aggregated ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). The Company performed a Section 382 analysis in 2021 for Legacy Hyperfine to determine whether an ownership change had occurred. Based on this analysis, Legacy Hyperfine experienced two consecutive ownership changes, one on January 17, 2017, and one on May 16, 2017. As a result, Legacy Hyperfine’s net operating loss and tax credit carryforwards as of December 31, 2020 are subject to a Section 382 limitation. The January 17, 2017 ownership change resulted in an annual limitation of $865 and the May 16, 2017 ownership change resulted in an annual limitation of $3,008. The first (earlier) limitation will limit the deduction of pre-change losses and credits arising before the first ownership change. The second (later) ownership change creates another limit to deduction of those pre-change losses and credits. However, the second ownership change does not allow for a “step-up” of the first limitation and therefore the pre-January 17, 2017 losses and credits are still subject to the first limitation amount. Due to these limitations, the Company estimates that $3,125 and $249 of the federal net operating loss and research and development credit carryforwards, respectively, will expire before utilization. Accordingly, Legacy Hyperfine’s gross deferred tax assets and corresponding valuation allowance have been adjusted to reflect the estimated expirations. In addition, as a result of the Business Combination and any other equity issuances since the last ownership change, the Company may have experienced additional ownership changes as of December 31, 2022. As of December 31, 2022, the Company has not completed an additional Section 382 analysis to determine whether any successive ownership changes have occurred.

The Company has adopted the accounting guidance within ASC Topic 740 on uncertainties in income taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2023 and 2022, the Company did not have any unrecognized tax benefits. To the extent penalties and interest would be assessed on any underpayment of income tax, the Company’s policy is that such amounts would be accrued and classified as a component of income tax expense in the consolidated financial statements. To date, the Company has not recorded any such interest or penalties.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Additionally, as a result of legislation in the state of Connecticut, companies have the opportunity to exchange certain research and development tax credit carryforwards for a cash payment of 65% of the research and development tax credit. The research and development expenses that qualify for Connecticut credits are limited to those costs incurred within Connecticut. The Company has elected to participate in the exchange program and, as a result, has recognized net benefits of $87 and $468 for the years ended December 31, 2023 and 2022, respectively, which is included in research and development expenses in the accompanying statements of operations and comprehensive loss. As of December 31, 2023 and 2022, the Company has recorded $168 and $525 of the research and development tax credit receivables in Prepaid expenses and other current assets on the Company’s consolidated balance sheets, respectively.

12. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut which is being leased from an unrelated landlord by 4Catalyzer Corporation, (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis. A total of approximately $399 and $314 was paid during 2023 and 2022, respectively.

Legacy Hyperfine and Liminal each entered into a Master Services Agreement (the “Master Services Agreements”) with 4C effective as of July 7, 2021 pursuant to which Legacy Hyperfine and Liminal may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided. The Company incurred expenses from 4C of $96 and $33 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 there was $61 due to 4C and as of December 31, 2022 there was $48 due from 4C for expenses paid on their behalf. These receivables and payables are included in Due from related parties and Due to related parties, respectively, on the consolidated balance sheets.

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

Legacy Hyperfine and Liminal entered into Technology and Services Exchange Agreements (each, a “TSEA” and collectively, the “TSEA”) with other participant companies controlled by the Rothbergs. A TSEA by and among Butterfly Network, Inc., AI Therapeutics, Inc., Quantum-Si Incorporated, 4Bionics, identifeye Health Inc. (f/k/a Tesseract Health, Inc.) /, Detect, Inc. (f/k/a Homodeus Inc.), Legacy Hyperfine and Liminal was signed in November 2020; a TSEA by and among Quantum-Si Incorporated, AI Therapeutics, Inc., 4Bionics, identifeye Health Inc., Detect, Inc., Legacy Hyperfine and Liminal was signed in February 2021 (and which Protein Evolution, Inc. joined in August 2021); and a TSEA by and among Legacy Hyperfine, Liminal, AI Therapeutics, Inc., identifeye Health Inc. and Detect, Inc. was signed in July 2021 and became effective upon the Closing. Under the TSEA, Legacy Hyperfine, Liminal and other participant companies may, in their discretion, permit the use of non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, by other participant companies. There were no remaining amounts receivable or payable under the TSEA at December 31, 2023 or 2022.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2023 or 2022.

During 2020 and 2021, the Company was awarded multiple grants totaling $4,910 from the BMGF for the provision and equipping of sites with the Company’s portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants are designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. All of these grants are designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021.

In March 2023, the term of the BMGF grant agreement was extended to February 2024. As of December 31, 2023, 22 Swoop® system units have been provisioned and delivered to the BMGF and certain milestones for service deliverables were met. In May 2023, the Company was awarded an additional $3,354 grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. The funds are accounted for as restricted cash with corresponding credit to deferred grant funding. Any grant funds, plus any interest income, that have not been used for, or committed to, the Project must be returned promptly to the BMGF upon expiration of or termination of the agreement. As of December 31, 2023 and 2022, there were no grant fund amounts that were required to be returned under the terms of the Project. As of February 15, 2024 the Company completed the delivery and deployment of a total of 25 Swoop® system devices.

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

The Company has indemnification obligations under some agreements that the Company enters into with other parties in the ordinary course of business, including business partners, investors, contractors, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claim because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in any particular case. To date, losses recorded in the consolidated statements of operations and comprehensive loss in connection with the indemnification provisions have not been material.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(all amounts are in thousands, except share and per share data)

The Company agreed to pay $1,000 to a third-party service provider upon the receipt by the Companies’ pre-closing equity holders of any Earn-Out Shares. The Company determined the probability of such payment based on the probability of vesting of such Earn-Out Shares to be not probable thus no liability was recognized.

14. RESTRUCTURING

During the quarter ended December 31, 2022, the Company initiated and carried out certain restructuring actions in order to reduce costs and improve efficiency. As a result, the Company recognized $1,002 of costs primarily related to employee termination expenses and losses from fixed assets impairment. The Company recognized $80 in impairment related to the research and development asset as the Company abandoned further development efforts. On the statement of operations, the associated restructuring costs were presented in operating expenses. On the consolidated statement of cash flows, the amounts were presented in the captions in which such amounts would have been recorded absent the impairment charges. As of March 31, 2023, the Company incurred a total cumulative charge of $1,016 of restructuring and related expenses. This restructuring plan was completed as of March 31, 2023.

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and has determined that there were no subsequent events required to be disclosed.