Form 10-Q
period 2024-03-31
Hyperfine, Inc.
filed 2024-05-14
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 1, 2024, the registrant had 56,952,666 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

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
•
our financial performance;
•
our success in retaining or recruiting, or necessary changes in, our officers, key employees or directors;
•
intense competition and competitive pressures from other companies in the industry in which we operate;
•
market conditions and global and economic factors, such as inflation or the conflicts in Ukraine and the Middle East;
•
our intellectual property rights; and
•
the effect of legal, tax and regulatory changes.

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other filings that we make with the Securities and Exchange Commission

(the “SEC”). The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,204	$75,183
Restricted cash	—	621
Accounts receivable, less allowance of $248 and $321 as of March 31, 2024 and December 31, 2023, respectively	5,343	3,189
Unbilled receivables	895	942
Inventory	7,298	6,582
Prepaid expenses and other current assets	2,950	2,391
Total current assets	79,690	88,908
Property and equipment, net	3,706	2,999
Other long term assets	2,047	2,292
Total assets	$85,443	$94,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,532	$1,214
Deferred grant funding	—	621
Deferred revenue	1,527	1,453
Due to related parties	45	61
Accrued expenses and other current liabilities	4,663	5,419
Total current liabilities	8,767	8,768
Long term deferred revenue	1,021	968
Other noncurrent liabilities	17	64
Total liabilities	9,805	9,800
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Class A Common stock, $.0001 par value; 600,000,000 shares authorized; 56,952,666 and 56,840,949 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5	5
Class B Common stock, $.0001 par value; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	339,201	338,114
Accumulated deficit	(263,570)	(253,722)
Total stockholders' equity	75,638	84,399
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,443	$94,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Sales
Device	$2,704	$2,132
Service	591	503
Total sales	3,295	2,635
Cost of sales
Device	1,499	1,071
Service	442	409
Total cost of sales	1,941	1,480
Gross margin	1,354	1,155
Operating Expenses:
Research and development	5,570	5,461
General and administrative	4,430	6,182
Sales and marketing	2,004	2,547
Total operating expenses	12,004	14,190
Loss from operations	(10,650)	(13,035)
Interest income	796	869
Other income, net	6	6
Loss before provision for income taxes	(9,848)	(12,160)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(9,848)	$(12,160)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.14)	$(0.17)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	71,934,045	70,864,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2023	56,840,989	$5	15,055,288	$2	$338,114	$(253,722)	$84,399
Net loss	—	—	—	—	—	(9,848)	(9,848)
Issuance of restricted stock	41,007	—	—	—	—	—	—
Exercise of stock options	70,670	—	—	—	55	—	55
Stock-based compensation expense	—	—	—	—	1,032	—	1,032
Balance, March 31, 2024	56,952,666	5	15,055,288	2	339,201	(263,570)	75,638

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2022	55,622,488	$5	15,055,288	$2	$333,199	$(209,484)	$123,722
Net loss	—	—	—	—	—	(12,160)	(12,160)
Issuance of restricted stock	324,296	—	—	—	—	—	—
Exercise of stock options	54,211	—	—	—	49	—	49
Stock-based compensation expense	—	—	—	—	1,126	—	1,126
Balance, March 31, 2023	56,000,995	5	15,055,288	2	334,374	(221,644)	112,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,848)	$(12,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	263	254
Stock-based compensation expense	1,032	1,126
Payments received on net investment in lease	34	2
Changes in assets and liabilities:
Accounts receivable, net	(2,154)	(915)
Unbilled receivables	47	(259)
Inventory	(833)	(1,122)
Prepaid expenses and other current assets	(1,252)	272
Due from related parties	—	48
Prepaid inventory	693	281
Other long term assets	200	(18)
Accounts payable	1,208	954
Deferred grant funding	(621)	(58)
Deferred revenue	127	(125)
Due to related parties	(16)	64
Accrued expenses and other current liabilities	(1,392)	(1,835)
Operating lease liabilities, net	2	—
Net cash used in operating activities	(12,510)	(13,491)
Cash flows from investing activities:
Purchases of property and equipment	(145)	(61)
Net cash used in investing activities	(145)	(61)
Cash flows from financing activities:
Proceeds from exercise of stock options	55	49
Net cash provided by financing activities	55	49
Net decrease in cash and cash equivalents and restricted cash	(12,600)	(13,503)
Cash, cash equivalents and restricted cash, beginning of period	75,804	118,243
Cash, cash equivalents and restricted cash, end of period	63,204	104,740
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	63,204	104,027
Restricted cash	—	713
Total cash, cash equivalents and restricted cash	$63,204	$104,740
Supplemental disclosure of noncash information:
Unpaid purchase of property and equipment	$742	$36

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

The Company is an innovative health technology business with a mission to revolutionize patient care globally through accessible, affordable, clinically relevant ultra-low-field (“ULF”) magnetic resonance (“MR”) brain imaging. The Company's Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. The Swoop® system is designed to transform brain MR for the patient, the clinician and the provider, and to provide a highly differentiated experience for patients, timely imaging to clinicians, and favorable economics for hospital administrators. The Swoop® system is a portable, ULF MRI device for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions in various care settings where conventional MRI devices are inaccessible. The easy-to-use interface and portable design of the Company's Swoop® system make it easily and readily accessible anywhere in a hospital, clinic, or patient care site and it does not require any special facilities accommodations nor specialized personnel to operate safely. ULF MR does not expose patients to harmful ionizing radiation and compares favorably in this regard to X-ray computed tomography (“CT”) or positron emission tomography (“PET”). The Company's Swoop® system received initial 510(k) clearance for brain imaging from the U.S. Food and Drug Administration (“FDA”) in 2020. In February and October 2023, the Company received 510(k) clearances from the FDA of the latest updates to its Swoop® system AI-powered software. The combination of these two software updates significantly improved diffusion-weighted imaging (“DWI”), incorporated deep-learning based denoising in the post-processing of DWI images for crisper images, and improved image quality for all Swoop® system sequences. The Swoop® system has also received marketing authorization for brain imaging in several countries, including the European Union (CE certification), the United Kingdom (UK Conformity Assessment (“UKCA”)), Canada, Australia and New Zealand. All of the Company’s revenue to date has been generated from sales of the Swoop® system and related services. The Company has an indirect wholly-owned subsidiary in the United Kingdom that did not have any significant operations during 2023 nor the three months ended March 31, 2024.

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

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2024, or any other period.

Except as described elsewhere in this Note 2 under the heading “Recently Issued Accounting Pronouncements”, there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2023 and 2022.

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

Concentrations of Credit Risk

The Company's cash and cash equivalents are deposited with several major financial institutions. At times, deposits in these institutions exceed the amount of insurance provided on such deposits. The Company reduces this risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy and the Company monitors this credit risk and makes adjustments to the concentrations as necessary. The Company has not experienced any losses in such accounts and does not believe that it is exposed to any significant risk of loss on these balances.

With respect to accounts receivable, credit risk is mitigated by the Company’s ongoing credit evaluation of its customers’ financial condition. As of March 31, 2024 and December 31, 2023, the Company had three customers and two customers, respectively, that each accounted for more than 10% of trade receivables. With respect to revenues, three customers and one customer each accounted for more than 10% of revenues for the three months ended March 31, 2024 and 2023, respectively.

Segment Information

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (“CEO”). Substantially all of the Company’s long-lived assets are located in the United States. Other than $2,434 of revenue recognized in non-U.S. countries for the three months ended March 31, 2024, all of the revenues during this period were earned in the United States. Since the Company is aggregated into a single reportable segment, all required financial segment information is provided in the condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine the impact of the amendments on the Company’s consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024, and subsequent interim periods, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC have not had, or are not believed by management to have, a material impact on the Company’s present or future financial statements.

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories best represent the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

		Three Months Ended March 31,
	Pattern of Recognition	2024	2023
Device	Point in time	$2,704	$2,132
Service	Over time	591	503
Total revenue		$3,295	$2,635

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

The following table provides information about receivables and deferred revenue from contracts with customers:

	March 31, 2024	December 31, 2023
Accounts receivable, net	$5,343	$3,189
Unbilled receivables - current	$895	$942
Unbilled receivables - non-current(1)	$909	$1,044
Deferred revenue	$1,527	$1,453
Long term deferred revenue	$1,021	$968

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

The amount of revenue recognized during the three months ended March 31, 2024 and 2023 that was included in the deferred revenue balance at the beginning of the period was $493 and $430, respectively.

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

Revenue from Leasing Arrangements

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under ASC 842, including leases for the three months ended March 31, 2024 and the year ended December 31, 2023. The Company records operating lease rental revenue as service revenue on a straight-line basis over the lease term. The Company recorded service revenue from lease arrangements of $82 and $114 for the three months ended March 31, 2024 and 2023, respectively. The Company records revenue from the sale of hardware devices under sales-type leases as device revenue in an amount equal to the present value of minimum

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in device revenue in the consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $378 and $391 as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized $78 and $16, respectively, in expense related to the amortization of the capitalized contract costs.

Transaction price allocated to remaining performance obligations

As of March 31, 2024 and December 31, 2023, the Company had remaining performance obligations amounting to $5,618 and $5,661, respectively. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue in fiscal year 2024, and an additional 70% in fiscal year 2025 and thereafter.

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

The Company had no assets or liabilities classified as Level 2 or Level 3 and there were no transfers between fair value measurement levels during the three months ended March 31, 2024 and 2023.

The Company had $63,005 and $74,685 of money market funds, demand deposit and savings accounts included in cash and cash equivalents and restricted cash as of March 31, 2024 and December 31, 2023, respectively. These assets were valued using quoted prices in active markets and accordingly were classified as Level 1.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

5. INVENTORIES

A summary of inventories is as follows:

	March 31, 2024	December 31, 2023
Raw materials	$2,617	$1,757
Finished goods	4,681	4,825
Total inventories	$7,298	$6,582

Manufacturing overhead costs primarily include management’s best estimate and allocation of the labor costs incurred related to acquiring finished goods from the Company’s contract manufacturer. Labor costs include wages, taxes and benefits for employees involved in warehousing, logistics coordination, material sourcing, and production planning activities.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	March 31, 2024	December 31, 2023
Laboratory equipment	$986	$986
Research devices	1,679	1,532
Sales and marketing devices	490	490
Computer equipment	678	668
Construction in progress	1,335	595
Tooling	509	505
Trade show assets	254	254
Leased devices	397	397
Other	612	611
	6,940	6,038
Less: Accumulated depreciation and amortization	(3,234)	(3,039)
Property and equipment, net	$3,706	$2,999

Depreciation expense amounted to $263 and $254 for the three months ended March 31, 2024 and 2023, respectively.

7. RIGHT-OF-USE (“ROU”) ASSETS AND LEASES LIABILITIES

The Company has operating leases for its corporate offices, including its Palo Alto, California lease agreement which expires on April 30, 2025. As of March 31, 2024 the Palo Alto, California lease had an operating lease ROU assets of $194, current portion of operating lease liabilities of $189, and noncurrent portion of operating lease liabilities of $17, which are included in the Company's condensed consolidated balance sheets in other long term assets, accrued expenses and other current liabilities, and other noncurrent liabilities, respectively.

The weighted-average remaining lease term associated with the measurement of the Company's operating lease obligations is 13 months and the weighted-average discount rate is 7.9%.

The Company recorded short-term operating lease cost during the three months ended March 31, 2024 of $45. Cash paid for operating lease during the three months ended March 31, 2024 was $48.

Future minimum commitments due under the lease agreement as of March 31, 2024 are $165 for the remainder of 2024 and $50 thereafter.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

On March 1, 2024, the Company entered into a lease agreement for approximately 10,000 square feet of warehouse space in Guilford, Connecticut. The lease term is 12 months beginning March 1, 2024, and includes an option to renew for an additional one-year term at the then prevailing rental rate. The exercise of the lease renewal option is at the Company’s sole discretion. The Company applied ASC 842 practical expedient for short-term leases, which allows entities with leases of 12 months or shorter to not recognize ROU assets and lease liabilities for short-term leases. Future minimum commitments due under the lease agreement as of March 31, 2024, are $52 for the remainder of 2024 and $12 thereafter.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Bonuses	$1,012	$2,463
Contracted services	1,894	1,237
Legal fees	339	412
Payroll and related benefits	1,072	676
Operating lease liabilities	189	185
Other	157	446
Total accrued expenses and other current liabilities	$4,663	$5,419

9. EQUITY INCENTIVE PLAN

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

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the three months ended March 31, 2024:

Number of Options
Outstanding at January 1, 2024	14,271,587
Granted (1)	4,461,083
Exercised	(70,670)
Forfeited / Cancelled / Expired	(181,006)
Outstanding at March 31, 2024	18,480,994

_____________________________________________

(1)
Includes employee new hire grants of stock options to purchase 91,100 shares of the Company's Class A common stock. Also includes annual employee grants of stock options and special employee grants of stock options to purchase 1,934,983 shares of the Company's Class A common stock, and grants to executive officers of stock options to purchase 2,435,000 shares of the Company's Class A common stock. The grants will vest 25% on the first anniversary date of the grant with the remainder vesting equally over the remaining 36 months, subject to the employee’s continued service to the Company through the applicable vesting dates.

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

Restricted stock unit activity

The following table summarizes the changes in the Company’s outstanding RSUs for the three months ended March 31, 2024:

Number of RSUs
Outstanding at January 1, 2024	369,026
Granted	—
Vested	(41,036)
Forfeited	(13,747)
Outstanding at March 31, 2024	314,243

The following table presents details of stock-based compensation expenses by functional line item noted within the Company's operating expenses:

	Three Months Ended March 31,
	2024	2023
Cost of sales	$24	$23
Research and development	337	206
Sales and marketing	39	38
General and administrative	632	859
	$1,032	$1,126

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net Loss	$(9,848)	$(12,160)
Numerator for Basic and Dilutive EPS – Loss available to common stockholders	$(9,848)	$(12,160)
Denominator:
Common Stock	71,934,045	70,864,226
Denominator for Basic and Dilutive EPS - Weighted-average common stock	71,934,045	70,864,226
Basic and dilutive net loss per share	$(0.14)	$(0.17)

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three Months Ended March 31,
	2024	2023
Outstanding options to purchase common stock	18,480,994	13,297,988
Outstanding RSUs	314,243	1,151,596
Earn-Out Shares (1)	9,357,835	9,400,616
Total anti-dilutive common equivalent shares	28,153,072	23,850,200

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

11. INCOME TAXES

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

Income taxes for the three months ended March 31, 2024 and 2023 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three months ended March 31, 2024 and 2023. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, research and development credits, stock-based compensation, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2024 and 2023 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

12. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut, which is being leased from an unrelated landlord by 4Catalyzer Corporation (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis. A total of approximately $129 and $58 was paid during the three months ended March 31, 2024 and 2023, respectively.

Hyperfine entered into a Master Services Agreement (the “Master Services Agreements”) with 4C effective as of July 7, 2021 pursuant to which Hyperfine may engage 4C to provide services such as general administration,

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided. The Company paid an aggregate of $34 and $137 during the three months ended March 31, 2024 and 2023, respectively, under the Master Services Agreement. As of March 31, 2024 and December 31, 2023 there were $45 and $61 due to 4C, respectively, for expenses paid on the Company's behalf. These payables are included in due to related parties on the condensed consolidated balance sheet.

13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2024 or 2023.

During 2020 and 2021, the Company was awarded multiple grants totaling $4,910 from the Bill & Melinda Gates Foundation (“BMGF”) for the provision and equipping of sites with the Company’s portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants are designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. All of these grants are designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021. In March 2023, the term of the BMGF grant agreement was extended to February 2024. As of March 31, 2024 and December 31, 2023, 25 and 22 Swoop® system units, respectively, have been delivered to the BMGF. In May 2023, the Company was awarded an additional $3,354 grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. The funds are accounted for as restricted cash with a corresponding credit to deferred grant funding. Any grant funds, plus any interest income, that have not been used for, or committed to, the project must be returned promptly to the BMGF upon expiration of or termination of the agreement. During the three months ended March 31, 2024, the Company completed and delivered the remaining Swoop system® devices and delivered a grant milestone of a software update that provides faster scan times, additional system quality control tests, and other minor enhancements. The Company released $621 of restricted cash and recorded grant receivable of $470 excluding interest earned of $9, in prepaid expenses and other current assets in the condensed consolidated balance sheet. As of March 31, 2024 and December 31, 2023, there were no grant fund amounts that were required to be returned under the terms of the project.

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

The Company agreed to pay $1,000 to a third party service provider if the Company's pre-closing equity holders receive any Earn-Out Shares. As the Company has not met the criteria to trigger the earn-out, such payment is not determined to be probable and no liability was recognized within our condensed consolidated balance sheets. See Note 10. Net Loss Per Share, for further information regarding the earn-out criteria.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and has determined that there were no subsequent events required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2023 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2024. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2023, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Hyperfine, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023, respectively, present the financial position and results of operations of Hyperfine, Inc. and its wholly owned subsidiaries.

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

Despite their advantages, many healthcare institutions worldwide lack the facilities, specialized operators, and capital necessary to acquire and maintain expensive conventional MRI devices. The Swoop® system is the first U.S. Food and Drug Administration (“FDA”)-cleared, portable, ULF, MR brain imaging system and is capable of providing imaging at multiple sites of care, such as intensive care units, clinics, emergency departments or physicians’ offices, and can inform the timely detection, diagnosis, monitoring, and treatment of acute and chronic conditions inside and outside the hospital. We designed the Swoop® system to address the limitations of conventional imaging technologies and make MR brain imaging accessible nearly anytime and anywhere across professional healthcare settings. We believe the adoption of the Swoop® system by healthcare professionals has clinical and economic benefits throughout healthcare communities in both high and low resource settings.

The Swoop® system is AI-powered and integrates deep learning, a form of AI, for the reconstruction and denoising of T1, T2, and fluid-attenuated inversion recovery (“FLAIR”) sequences. The Swoop® system also incorporates deep learning denoising in the diffusion-weighted imaging (“DWI”) sequences for image post-processing. The integration of deep learning does not require any additional steps from the user. As a result, deep learning can enhance the image quality and, consequently, the diagnostic value of images generated at ULF. The algorithms are designed to improve ULF image quality, while reducing the impact of scan artifacts. The images created with these algorithms were validated by expert radiologists. The Swoop® system is used clinically every day as the first mover in the field of portable ULF MRI, and with an install base that continues to expand. The learnings from this field experience has served to improve our software, AI, and denoising algorithms resulting in the image quality and performance improvements of our product over the eight software releases since our initial clearance. As we move forward, we are continuously investing in improving our AI-powered image quality and leveraging each imaging-focused software release to further improve the Swoop® system performance.

Legacy Hyperfine received initial 510(k) clearance for brain imaging of patients of all ages from the FDA in 2020 and has now received eight subsequent clearances from the FDA after the initial clearance. We received our most recent clearance from the FDA in October 2023 for the latest update of our Swoop® system AI-powered software. This updated software expanded the Swoop® system’s AI denoising capabilities by incorporating deep learning denoising in the DWI sequence for image post-processing. In February and October 2023, we received 510(k) clearances from the FDA for the latest updates to our Swoop® system AI-powered software. The combination of these two software updates significantly improved DWI, incorporated deep-learning based denoising in the post-processing of DWI images for crisper images, and improved image quality for all Swoop® system sequences. The Swoop® system has also received marketing authorization for brain imaging in several countries, including the European Union (CE), the United Kingdom (UKCA), Canada, Australia and New Zealand.

Key Performance Measures

Management reviews and analyzes several key performance measures including Total revenues and Total Swoop® system units sold. These measures are reviewed and analyzed to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions.

Total revenues were $3.3 million for the three months ended March 31, 2024, an increase of $0.7 million, or 25.0% from the three months ended March 31, 2023, primarily driven by increases in Swoop® system units sold and service revenues. See "Results of Operations - Sales" below for further information. Total Swoop® system units sold were 13 units for the three months ended March 31, 2024, an increase of 3 units, or 30.0% from the three months ended March 31, 2023.

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

Commercialization efforts of the Swoop® system

Our results have included revenue from outside the United States and outside the United States. Legacy Hyperfine received initial 510(k) clearance from the FDA in 2020. We are focused on building relationships and executing contracts with U.S. hospital systems. We are building a direct sales and field support organization in the United States and have recently made changes within our sales and clinical support teams who are working in strong collaboration to increase adoption, support successful implementations and support routine use at customer sites. As of 2024, we have targeted a select number of international markets to add to our commercial efforts operating through distributors.

Expand sales in international markets

The countries in which we have begun commercializing our Swoop® system include Canada, Australia, and New Zealand. We obtained a Medical Device License issued by Health Canada, UKCA certification in the United Kingdom, CE certification in the EU and regulatory authorization in Australia and New Zealand. In 2024, we have plans to expand our international commercial focus to select international countries.

While we will maintain our commercial focus in the United States in 2024, our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and timely management of health conditions worldwide is currently made possible by grant funding from the BMGF. Through our engagement with the BMGF, we have deployed and continue to deploy the Swoop® system in low-middle income settings without readily-accessible MRI technology. The multiple grants provided by our research partnership with the BMGF, which commenced funding in the spring of 2020, support the deployment of 25 Swoop® system and accessories to investigators. As of March 31, 2024 and December 31, 2023, 25 and 22 Swoop® system units, respectively, have been delivered to the BMGF. The ongoing investigation is designed to provide data to validate the potential use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection, and birth-related injury. In May 2023, we were awarded an additional 3-year grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via ULF brain imaging in neonates, infants, and young children in low-to-middle income countries. During the three months ended March 31, 2024, we completed and delivered the remaining Swoop system® devices and delivered a grant milestone of a software update that provides faster scan times, additional system quality control tests, and other minor enhancements, we released $0.6 million of restricted cash and recorded grant receivable of $0.5 million excluding interest earned, in prepaid expenses and other current assets in our condensed consolidated balance sheet.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2024 and 2023. Our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,		Change
($ Amounts in thousands)	2024	2023	%
Sales
Device	$2,704	$2,132	26.8%
Service	591	503	17.5%
Total sales	3,295	2,635	25.0%
Cost of Sales
Device	1,499	1,071	40.0%
Service	442	409	8.1%
Cost of sales	1,941	1,480	31.1%
Gross margin	1,354	1,155	17.2%
Operating expenses:
Research and development	5,570	5,461	2.0%
General and administrative	4,430	6,182	(28.3)%
Sales and marketing	2,004	2,547	(21.3)%
Total operating expenses	12,004	14,190	(15.4)%
Loss from operations	(10,650)	(13,035)	(18.3)%
Interest income	796	869	(8.4)%
Other income, net	6	6	—%
Loss before provision for income taxes	(9,848)	(12,160)	(19.0)%
Provision for income taxes	—	—
Net loss and comprehensive loss	$(9,848)	$(12,160)	(19.0)%

Comparison of the Three Months Ended March 31, 2024 and 2023 ($ Amounts shown in tables in thousands)

Sales

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Device	$2,704	$2,132	$572	26.8%
Service	591	503	88	17.5%
Total sales	$3,295	$2,635	$660	25.0%

Device sales increased by $0.6 million, or 26.8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was driven primarily by an increase in the volume of device sales.

Service sales increased by $0.1 million, or 17.5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was driven by an increase in the volume of commercial system units installed as generally all commercial systems installations generate recurring service revenue. Service sales revenue is generally recognized over time as we are providing the customer with ongoing access to our resources and software upgrades throughout the subscription period. This type of revenue is recurring in nature and we expect will continue to grow as more devices are sold.

Cost of sales

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Device	$1,499	$1,071	$428	40.0%
Service	442	409	33	8.1%
Total cost of sales	$1,941	$1,480	$461	31.1%

Cost of device sales increased by $0.4 million, or 40.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was driven primarily by an increase in units sold.

Cost of service sales increased by $33 thousand, or 8.1%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase is due to the increased install base.

Research and development

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Research and development	$5,570	$5,461	$109	2.0%

Research and development expenses increased by $0.1 million, or 2.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was driven primarily by an increase in personnel related costs of $0.7 million as a result of increased headcount and an increase in consulting costs of $0.3 million, partially offset by $0.9 million of higher grant fulfilments recorded as credits to research and development expenses.

General and administrative

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
General and administrative	$4,430	$6,182	$(1,752)	(28.3)%

General and administrative expenses decreased by $1.8 million, or 28.3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was driven primarily by a decrease in personnel related costs and stock-based compensation expenses of $1.0 million as a result of a lean executive team, a decrease in accounting, auditing and SEC expenses of $0.3 million, a decrease in insurance expenses of $0.1 million, a decrease in legal expenses and legal related expenses of $0.3 million, and a decrease in recruitment expenses of $0.1 million.

Sales and marketing

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Sales and marketing	$2,004	$2,547	$(543)	(21.3)%

Sales and marketing expenses decreased by $0.5 million, or 21.3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was driven primarily by a decrease in personnel related costs of $0.2 million, a decrease in digital marketing and marketing events costs of $0.2 million, and a decrease in software related expenses of $0.1 million.

Interest income

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Interest income	$796	$869	$(73)	(8.4)%

Interest income decreased by $73 thousand for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was driven primarily by lower cash balances in money market funds and demand deposit accounts during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Other income, net

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Other income, net	$6	$6	$—	—%

Other income, net was unchanged for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Other income, net during the three months ended March 31, 2024 was $6 thousand consisting primarily of interest income from customer financing of approximately $24 thousand, offset by a net realized loss on foreign currencies of approximately $14 thousand and other expenses of $4 thousand.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common and preferred stock. We have incurred significant cash burn and recurring net losses, which includes a net loss of $9.8 million for the three months ended March 31, 2024, and an accumulated deficit of $263.6 million as of March 31, 2024. As of March 31, 2024, we had cash and cash equivalents of $63.2 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur a significant cash burn and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

In November 2023, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we registered for sale up to $150 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3 also included a prospectus (the “Sales Agreement Prospectus”) covering up to an aggregate of $50.0 million in shares of Class A common stock that we may issue and sell from time to time, through B. Riley Securities, Inc. (“B. Riley”) acting as our sales agent, pursuant to the sales agreement that we entered into with B. Riley in November 2023 (the “Sales Agreement”), for our “at-the-market” equity program. We are not obligated to make any sales of Class A common stock under the Sales Agreement. As of March 31, 2024, we had not sold any Class A common stock pursuant to the Sales Agreement. As of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we are subject to the SEC general instructions of Form S-3 known as the “baby shelf rules.” Under these instructions, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we are limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3, including under the Sales Agreement, until such time as our public float exceeds $75 million. On March 22, 2024, we filed an amendment to the Sales Agreement Prospectus, pursuant to which, as of such date, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $22.8 million from time to time through or to B. Riley.

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

Cash

As of March 31, 2024, we had cash and cash equivalents of $63.2 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, international expansion, and regulatory costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash used in operating activities	$(12,510)	$(13,491)
Net cash used in investing activities	(145)	(61)
Net cash provided by financing activities	55	49
Net decrease in cash, cash equivalents, and restricted cash	$(12,600)	$(13,503)

Net cash used in operating activities

For the three months ended March 31, 2024, net cash used in operating activities of $12.5 million was due primarily to a net loss of $9.8 million and changes in operating assets and liabilities of $4.0 million, partially offset by non-cash items of $1.3 million. Non-cash items were primarily stock-based compensation expense of $1.0 million and depreciation expense of $0.3 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts receivable of $2.1 million due to timing of billing and collection, a decrease in accrued expenses and other current liabilities of $1.4 million mainly due to annual bonus payout, an increase in prepaid expenses and other current assets of $1.3 million mainly due to the timing of payment of the directors and officers insurance and the recording of a grant receivable, an increase in inventory of $0.8 million, a decrease in deferred grant funding of $0.6 million due to fulfillment and delivery of a BMGF grant milestone related to a delivery of an enhanced version of our software, partially offset by an increase in accounts payable of $1.2 million, a decrease in prepaid inventory of $0.7 million, a decrease in other long term assets of $0.2 million, and an increase in deferred revenue of $0.1 million.

For the three months ended March 31, 2023, net cash used in operating activities of $13.5 million was due primarily to a net loss of $12.2 million and changes in operating assets and liabilities of $2.7 million, partially offset by non-cash items of $1.4 million. Non-cash items were primarily stock-based compensation expense of $1.1 million and depreciation expense of $0.3 million. Changes in operating assets and liabilities were driven primarily by a decrease in accrued expenses and other liabilities of $1.8 million mainly driven by annual bonus payout and lower payroll and related benefits accrual, an increase in inventory of $1.1 million, an increase in accounts receivable of $0.9 million, an increase in unbilled receivables of $0.3 million, a decrease in deferred grant funding of $0.1 million, a decrease in deferred revenue of $0.1 million, partially offset by an increase in accounts payable of $1.0 million, a decrease in prepaid expenses and other current assets of $0.3 million, a decrease in prepaid inventory of $0.3 million.

Net cash used in investing activities

For the three months ended March 31, 2024, net cash used in investing activities of $142 thousand was from fixed assets purchased.

For the three months ended March 31, 2023, net cash used in investing activities of $61 thousand was from fixed assets purchased.

Net cash provided by financing activities

For the three months ended March 31, 2024, net cash provided by financing activities of $55 thousand was proceeds from option exercises.

For the three months ended March 31, 2023, net cash provided by financing activities of $49 thousand was proceeds from option exercises.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2024 and 2023.

Through our engagement with the BMGF, we have deployed and continue to deploy the Swoop® system in low-middle income settings without readily-accessible MRI technology. The multiple grants provided by our research partnership with the BMGF, which commenced funding in the spring of 2020, support the deployment of 25 Swoop® system and accessories to investigators. As of March 31, 2024 and December 31, 2023, 25 and 22 Swoop® system units, respectively, were delivered to the BMGF. The ongoing investigation is designed to provide data to validate the potential use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection, and birth-related injury. In May 2023, we were awarded an additional 3-year grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via ULF brain imaging in neonates, infants, and young children in low-to-middle income countries.

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

We had no other significant contractual obligations as of March 31, 2024.

For information on contingencies, refer to Note 13 in the notes to our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 included elsewhere in this Quarterly Report on Form 10-Q.

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

Except as described in Note 2 “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements”, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 22, 2024.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2024 and 2023 included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our cash, cash equivalents and restricted cash as of March 31, 2024 consisted of $63.2 million in money market funds, demand deposit and savings accounts. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. Based on our balance sheet position at March 31, 2024, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $0.3 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 22, 2024 (the “2023 Annual Report on Form 10-K”). There have been no material changes to the risk factors described in the 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1+	Nonemployee Director Compensation Policy, As Amended.	X
10.2	Master Services Agreement, by and between Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and 4Catalyzer Corporation, dated July 7, 2021.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

HYPERFINE, INC.
Date: May 14, 2024	By: /s/ Maria Sainz
Maria Sainz
President and Chief Executive Officer

Date: May 14, 2024	By: /s/ Brett Hale
Brett Hale
Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary