Form 10-Q
period 2024-06-30
Hyperfine, Inc.
filed 2024-08-09
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 1, 2024, the registrant had 57,567,341 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

All brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to Hyperfine, Inc. and its wholly-owned subsidiaries, including Hyperfine Operations, Inc., (“Legacy Hyperfine”), and Liminal Sciences, Inc., (“Liminal”), as the case may be.

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
•
the inability to maintain the listing of our Class A common stock on The Nasdaq Stock Market LLC (“Nasdaq”);
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,809	$75,183
Restricted cash	—	621
Accounts receivable, less allowance of $308 and $321 as of June 30, 2024 and December 31, 2023, respectively	5,368	3,189
Unbilled receivables	2,121	942
Inventory	7,465	6,582
Prepaid expenses and other current assets	2,262	2,391
Total current assets	71,025	88,908
Property and equipment, net	3,429	2,999
Other long term assets	2,156	2,292
Total assets	$76,610	$94,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,238	$1,214
Deferred grant funding	—	621
Deferred revenue	1,425	1,453
Due to related parties	66	61
Accrued expenses and other current liabilities	5,056	5,419
Total current liabilities	8,785	8,768
Long term deferred revenue	1,064	968
Other noncurrent liabilities	—	64
Total liabilities	9,849	9,800
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Class A Common stock, $.0001 par value; 600,000,000 shares authorized; 57,131,702 and 56,840,949 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	5
Class B Common stock, $.0001 par value; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	340,480	338,114
Accumulated deficit	(273,726)	(253,722)
Total stockholders' equity	66,761	84,399
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$76,610	$94,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales
Device	$2,970	$2,810	$5,674	$4,942
Service	661	571	1,252	1,074
Total sales	3,631	3,381	6,926	6,016
Cost of sales
Device	1,422	1,549	2,921	2,620
Service	406	388	848	797
Total cost of sales	1,828	1,937	3,769	3,417
Gross margin	1,803	1,444	3,157	2,599
Operating Expenses:
Research and development	5,959	5,331	11,529	10,792
General and administrative	4,421	5,306	8,851	11,488
Sales and marketing	2,269	2,499	4,273	5,046
Total operating expenses	12,649	13,136	24,653	27,326
Loss from operations	(10,846)	(11,692)	(21,496)	(24,727)
Interest income	675	1,030	1,471	1,899
Other income, net	15	25	21	31
Loss before provision for income taxes	(10,156)	(10,637)	(20,004)	(22,797)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(10,156)	$(10,637)	$(20,004)	$(22,797)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.14)	$(0.15)	$(0.28)	$(0.32)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	72,041,332	71,201,170	71,987,688	71,033,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2023	56,840,989	$5	15,055,288	$2	$338,114	$(253,722)	$84,399
Net loss	—	—	—	—	—	(9,848)	(9,848)
Issuance of restricted stock	41,007	—	—	—	—	—	—
Exercise of stock options	70,670	—	—	—	55	—	55
Stock-based compensation expense	—	—	—	—	1,032	—	1,032
Balance, March 31, 2024	56,952,666	5	15,055,288	2	339,201	(263,570)	75,638
Net loss	—	—	—	—	—	(10,156)	(10,156)
Issuance of restricted stock	34,915	—	—	—	—	—	—
Exercise of stock options	144,121	—	—	—	105	—	105
Stock-based compensation expense	—	—	—	—	1,174	—	1,174
Balance, June 30, 2024	57,131,702	$5	15,055,288	$2	$340,480	$(273,726)	$66,761

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2022	55,622,488	$5	15,055,288	$2	$333,199	$(209,484)	$123,722
Net loss	—	—	—	—	—	(12,160)	(12,160)
Issuance of restricted stock	324,296	—	—	—	—	—	—
Exercise of stock options	54,211	—	—	—	49	—	49
Stock-based compensation expense	—	—	—	—	1,126	—	1,126
Balance, March 31, 2023	56,000,995	5	15,055,288	2	334,374	(221,644)	112,737
Net loss	—	—	—	—	—	(10,637)	(10,637)
Issuance of restricted stock	219,887	—	—	—	—	—	—
Exercise of stock options	63,656	—	—	—	58	—	58
Stock-based compensation expense	—	—	—	—	1,133	—	1,133
Balance, June 30, 2023	56,284,538	$5	15,055,288	$2	$335,565	$(232,281)	$103,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,004)	$(22,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	516	513
Stock-based compensation expense	2,206	2,259
Loss on disposal of property and equipment, net	100	100
Payments received on net investment in lease	18	4
Changes in assets and liabilities:
Accounts receivable, net	(2,179)	(1,845)
Unbilled receivables	(1,179)	(209)
Inventory	(1,000)	(1,537)
Prepaid expenses and other current assets	(518)	946
Due from related parties	—	48
Prepaid inventory	693	281
Other long term assets	46	129
Accounts payable	867	666
Deferred grant funding	(621)	198
Deferred revenue	68	(134)
Due to related parties	5	45
Accrued expenses and other current liabilities	(912)	(1,817)
Operating lease liabilities, net	1	—
Net cash used in operating activities	(21,893)	(23,150)
Cash flows from investing activities:
Purchases of property and equipment	(216)	(283)
Net cash used in investing activities	(216)	(283)
Cash flows from financing activities:
Proceeds from exercise of stock options	114	107
Net cash provided by financing activities	114	107
Net decrease in cash and cash equivalents and restricted cash	(21,995)	(23,326)
Cash, cash equivalents and restricted cash, beginning of period	75,804	118,243
Cash, cash equivalents and restricted cash, end of period	53,809	94,917
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	53,809	93,948
Restricted cash	—	969
Total cash, cash equivalents and restricted cash	$53,809	$94,917
Supplemental disclosure of noncash information:
Unpaid purchase of property and equipment	$735	$28

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

The Company's Swoop® system received initial 510(k) clearance for brain imaging from the U.S. Food and Drug Administration (“FDA”) in 2020. In February and October 2023, the Company received 510(k) clearances from the FDA to its Swoop® system AI-powered software. The combination of these two software updates significantly improved diffusion-weighted imaging (“DWI”), incorporated deep-learning based denoising in the post-processing of DWI images for crisper images, and improved image quality for all Swoop® system sequences. In July 2024, the Company received 510(k) clearance from the FDA for the latest update to its Swoop® system AI-powered software. This software update significantly reduces scan times across multiple MR sequences without sacrificing image quality. The Swoop® system has also received marketing authorization for brain imaging in several countries, including the European Union (CE certification), the United Kingdom (UK Conformity Assessment (“UKCA”)), Canada, Australia and New Zealand. All of the Company’s revenue to date has been generated from sales of the Swoop® system and related services. The Company has an indirect wholly-owned subsidiary in the United Kingdom that did not have any significant operations during 2023 nor during the six months ended June 30, 2024.

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2024, or any other period.

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

With respect to accounts receivable, credit risk is mitigated by the Company’s ongoing credit evaluation of its customers’ financial condition. As of June 30, 2024 and December 31, 2023, the Company had four customers and two customers, respectively, that each accounted for more than 10% of trade receivables. With respect to revenue four and two customers each accounted for more than 10% of revenue for the three and six months ended June 30, 2024, respectively. One customer accounted for more than 10% of revenue for each of the three and six months ended June 30, 2023.

Segment Information

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (“CEO”). Substantially all of the Company’s long-lived assets are located in the United States. Other than revenue recognized in non-U.S. countries of $1,901 and $4,335 for the three and six months ended June 30, 2024, and $2,897 and $3,931 for the three and six months ended June 30, 2023, respectively, all of the revenues during these periods were earned in the United States. Since the Company is aggregated into a single reportable segment, all required financial segment information is provided in the condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In March 2024, the SEC issued final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Effective fiscal year 2026, the Company is required to disclose climate-related risks that are reasonably likely to have a material impact on the Company’s business strategy, results of operations, or financial condition. Additionally, the Company will be required to disclose the effects of severe weather events and other natural conditions within the notes to the financial statements, subject to certain materiality thresholds. Effective fiscal year 2027, required disclosures will also include disclosure of material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). In April 2024, the SEC issued an order voluntarily staying the effectiveness of the new rules pending the completion of judicial review of certain legal challenges to their validity. The Company is currently evaluating the impact of these rules assuming adoption as well as monitoring the status of the related litigation and the SEC’s stay.

In March 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements. The ASU contains amendments to the ASC that remove references to various FASB Concepts Statements. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements or disclosures.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024, and subsequent interim periods, with early application permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements or disclosures.

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

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories best represent the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

		Three Months Ended June 30,		Six Months Ended June 30,
	Pattern of Recognition	2024	2023	2024	2023
Device	Point in time	$2,970	$2,810	$5,674	$4,942
Service	Over time	661	571	1,252	1,074
Total revenue		$3,631	$3,381	$6,926	$6,016

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

The following table provides information about receivables and deferred revenue from contracts with customers:

	June 30, 2024	December 31, 2023
Accounts receivable, net	$5,368	$3,189
Unbilled receivables - current	$2,121	$942
Unbilled receivables - non-current(1)	$1,103	$1,044
Deferred revenue	$1,425	$1,453
Long term deferred revenue	$1,064	$968

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

The amount of revenue recognized during the three and six months ended June 30, 2024 that was included in the deferred revenue balance at the beginning of the period was $493 and $879, respectively.

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

Revenue from Leasing Arrangements

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under ASC 842, including leases for the three and six months ended June 30, 2024 and the year ended December 31, 2023. The Company recorded service revenue from lease arrangements of $77 and $159 for the three and six months ended June 30, 2024, respectively. The Company recorded service revenue from lease arrangements of $114 and $229 for the three and six months ended June 30, 2023, respectively. The Company records revenue from the sale of hardware devices under sales-type leases as device revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in device revenue in the consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $388 and $391 as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, the Company recognized $328 and $406, respectively, in expense related to the amortization of the capitalized contract costs. During the three and six months ended June 30, 2023, the Company recognized $25 and $125, respectively, in expense related to the amortization of the capitalized contract costs.

Transaction price allocated to remaining performance obligations

As of June 30, 2024 and December 31, 2023, the Company had remaining performance obligations amounting to $5,621 and $5,661, respectively. The Company expects to recognize approximately 25% of its remaining performance obligations as revenue in fiscal year 2024, and an additional 75% in fiscal year 2025 and thereafter.

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

The Company had no assets or liabilities classified as Level 2 or Level 3 and there were no transfers between fair value measurement levels during the three and six months ended June 30, 2024 or 2023.

The Company had $53,658 and $74,685 of money market funds, demand deposit and savings accounts included in cash and cash equivalents and restricted cash as of June 30, 2024 and December 31, 2023, respectively. These assets were valued using quoted prices in active markets and accordingly were classified as Level 1.

5. INVENTORIES

A summary of inventories is as follows:

	June 30, 2024	December 31, 2023
Raw materials	$3,010	$1,757
Finished goods	4,455	4,825
Total inventories	$7,465	$6,582

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	June 30, 2024	December 31, 2023
Laboratory equipment	$986	$986
Research devices	1,396	1,532
Sales and marketing devices	490	490
Computer equipment	678	668
Construction in progress	1,084	595
Tooling	832	505
Trade show assets	254	254
Leased devices	397	397
Other	591	611
	6,708	6,038
Less: Accumulated depreciation and amortization	(3,279)	(3,039)
Property and equipment, net	$3,429	$2,999

Depreciation expense amounted to $253 and $516 for the three and six months ended June 30, 2024, respectively.

Depreciation expense amounted to $259 and $513 for the three and six months ended June 30, 2023, respectively.

7. RIGHT-OF-USE (“ROU”) ASSETS AND LEASES LIABILITIES

The Company has operating leases for its corporate offices, including its Palo Alto, California lease agreement which expires on April 30, 2025. As of June 30, 2024, the Palo Alto, California lease had an operating lease ROU assets of $149, current lease liabilities of $160, which are included in the Company's condensed consolidated balance sheets in other long term assets, accrued expenses and other current liabilities.

The weighted-average remaining lease term associated with the measurement of the Company's operating lease obligations is 13 months and the weighted-average discount rate is 7.9%.

The Company recorded short-term operating lease cost during the three and six months ended June 30, 2024 of $45 and $90, respectively. Cash paid for operating lease during the three and six months ended June 30, 2024 was $48 and $98, respectively.

Future minimum commitments due under the lease agreement as of June 30, 2024 are $116 for the remainder of 2024 and $50 thereafter.

On March 1, 2024, the Company entered into a lease agreement for approximately 10,000 square feet of warehouse space in Guilford, Connecticut. The lease term is 12 months beginning March 1, 2024, and includes an option to renew for an additional one-year term at the then prevailing rental rate. The exercise of the lease renewal option is at the Company’s sole discretion. The Company applied the practical expedient, which allows entities with leases of 12 months or shorter to not recognize ROU assets and lease liabilities for short-term leases. Future minimum commitments due under the lease agreement as of June 30, 2024 are $35 for the remainder of 2024 and $12 thereafter.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Bonuses	$1,828	$2,463
Contracted services	1,893	1,237
Legal fees	273	412
Payroll and related benefits	661	676
Operating lease liabilities	160	185
Other	241	446
Total accrued expenses and other current liabilities	$5,056	$5,419

9. EQUITY INCENTIVE PLAN

The Company's 2021 Equity Incentive Plan (the “Plan”) is administered by the Company's board of directors and its compensation committee, which may grant restricted stock units (“RSUs”) and options to purchase shares either as incentive stock options or non-qualified stock options, and other stock-based awards. The option grants are subject to certain terms and conditions, option periods and conditions, exercise rights and privileges as set forth in the Plan.

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the three and six months ended June 30, 2024:

Number of Options
Outstanding at January 1, 2024	14,271,587
Granted (1) (2)	5,081,283
Exercised	(214,791)
Forfeited / Cancelled / Expired	(636,727)
Outstanding at June 30, 2024	18,501,352

_____________________________________________

(1)
Includes new hire employee grants of stock options to purchase 275,000 shares of the Company's Class A common stock. Also includes annual employee grants of stock options and special employee grants of stock options to purchase 1,975,283 shares of the Company's Class A common stock, and grants to executive officers of stock options to purchase 2,435,000 shares of the Company's Class A common stock. The grants vest 25% on the first anniversary date of the grant with the remainder vesting equally over the remaining 36 months, subject to the employee’s continued service to the Company through the applicable vesting dates.
(2)
Includes the annual equity grants to each of the Company’s five nonemployee directors of non-qualified stock options to purchase 79,200 shares of the Company’s Class A common stock, effective as of June 12, 2024, for an aggregate of non-qualified stock options to purchase 396,000 shares of the Company’s Class A common stock. The grants will vest on the date of the Company's next regular annual stockholders meeting, subject to the directors’ continued service to the Company through the vesting date.

In general, employee awards will vest based on continued service, which is generally over four years. Nonemployee director awards generally will vest in one year based on continued service on the date of the next regular annual stockholders meeting. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

Restricted stock unit activity

The following table summarizes the changes in the Company’s outstanding RSUs for the three and six months ended June 30, 2024:

Number of RSUs
Outstanding at January 1, 2024	369,026
Granted	—
Vested	(76,069)
Forfeited	(26,449)
Outstanding at June 30, 2024	266,508

The following table presents details of stock-based compensation expenses by functional line item noted within the Company's operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$24	$28	$48	$51
Research and development	387	228	724	434
Sales and marketing	47	57	86	95
General and administrative	716	820	1,348	1,679
	$1,174	$1,133	$2,206	$2,259

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net Loss	$(10,156)	$(10,637)	$(20,004)	$(22,797)
Numerator for Basic and Dilutive EPS – Loss available to common stockholders	$(10,156)	$(10,637)	$(20,004)	$(22,797)
Denominator:
Common Stock	72,041,332	71,201,170	71,987,688	71,033,629
Denominator for Basic and Dilutive EPS - Weighted-average common stock	72,041,332	71,201,170	71,987,688	71,033,629
Basic and dilutive net loss per share	$(0.14)	$(0.15)	$(0.28)	$(0.32)

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding options to purchase common stock	18,501,352	14,244,285	18,501,352	14,244,285
Outstanding RSUs	266,508	911,148	266,508	911,148
Earn-Out Shares (1)	9,357,835	9,357,835	9,357,835	9,357,835
Total anti-dilutive common equivalent shares	28,125,695	24,513,268	28,125,695	24,513,268

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

Income taxes for the three and six months ended June 30, 2024 and 2023 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three and six months ended June 30, 2024 and 2023. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, research and development credits, stock-based compensation, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2024 and 2023 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

12. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut, which is being leased from an unrelated landlord by 4Catalyzer Corporation (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis. A total of approximately $120 and $248 was paid during the three and six months ended June 30, 2024, respectively, and a total of approximately $105 and $163 was paid during the three and six months ended June 30, 2023, respectively.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

Hyperfine entered into a Master Services Agreement (the “Master Services Agreement”) with 4C effective as of July 7, 2021 pursuant to which Hyperfine may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided. The Company paid an aggregate of $31 and $65 during the three and six months ended June 30, 2024, respectively, and the Company paid an aggregate of $14 and $121 during the three and six months ended June 30, 2023, respectively, under the Master Services Agreement. As of June 30, 2024 and December 31, 2023 there were $66 and $61 due to 4C, respectively, for expenses paid on the Company's behalf. These payables are included in due to related parties on the condensed consolidated balance sheet.

13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and six months ended June 30, 2024 or 2023.

During 2020 and 2021, the Company was awarded multiple grants totaling $4,910 from the Bill & Melinda Gates Foundation (“BMGF”) for the provision and equipping of sites with the Company’s portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants are designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. All of these grants are designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021. In March 2023, the term of the BMGF grant agreement was extended to February 2024. As of June 30, 2024 and December 31, 2023, 25 and 22 Swoop® system units, respectively, have been delivered to the BMGF. In May 2023, the Company was awarded an additional $3,354 grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. The funds are accounted for as restricted cash with a corresponding credit to deferred grant funding. Any grant funds, plus any interest income, that have not been used for, or committed to, the project must be returned promptly to the BMGF upon expiration of or termination of the agreement. During the three and six months ended June 30, 2024, the Company completed and delivered the remaining Swoop system® devices and delivered a grant milestone of a software update. During the three months ended June 30, 2024, the Company received cash of $561 from the BMGF which settled an outstanding grant receivable of $470 as of March 31, 2024, and partially paid $91 of grant fulfilled during the three months ended June 30, 2024. As of June 30, 2024, the Company recorded grant receivable of $150 excluding interest earned of $10, in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheet. As of June 30, 2024, and December 31, 2023, there were no grant fund amounts that were required to be returned under the terms of the project.

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

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and has determined that there were no subsequent events required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2023 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2024. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2023, and of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our”, and “the Company” are intended to mean the business and operations of Hyperfine, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023, respectively, present the financial position and results of operations of Hyperfine, Inc. and its wholly owned subsidiaries.

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

The Swoop® system is AI-powered and integrates deep learning, a form of AI, for the reconstruction and denoising of T1, T2, and fluid-attenuated inversion recovery (“FLAIR”) sequences. The Swoop® system also incorporates deep learning denoising in the diffusion-weighted imaging (“DWI”) sequences for image post-processing. The integration of deep learning does not require any additional steps from the user. As a result, deep learning can enhance the image quality and, consequently, the diagnostic value of images generated at ULF. The algorithms are designed to improve ULF image quality, while reducing the impact of scan artifacts. The images created with these algorithms were validated by expert radiologists. The Swoop® system is used clinically every day as the first mover in the field of portable ULF MRI, and with an install base that continues to expand. The learnings from this field experience have served to improve our software, AI, and denoising algorithms resulting in the image quality and performance improvements of our product over the nine software releases since our initial clearance. As we move forward, we are continuously investing in improving our AI-powered image quality and leveraging each imaging-focused software release to further improve the Swoop® system performance.

Our Swoop® system received initial 510(k) clearance for brain imaging from the FDA in 2020 and has now received nine subsequent clearances from the FDA after the initial clearance. In February and October 2023, we received 510(k) clearances from the FDA to our Swoop® system AI-powered software. The combination of these two software updates significantly improved DWI, incorporated deep-learning based denoising in the post-processing of DWI images for crisper images, and improved image quality for all Swoop® system sequences. In July 2024, we received 510(k) clearance from the FDA for the latest update to our Swoop® system AI-powered software. This software update significantly reduces scan times across multiple MR sequences without sacrificing image quality. The Swoop® system has also received marketing authorization for brain imaging in several countries, including the European Union (CE certification), the United Kingdom (UK Conformity Assessment (“UKCA”)), Canada, Australia and New Zealand.

Key Performance Measures

Management reviews and analyzes several key performance measures including Total revenues and Total Swoop® system units sold. These measures are reviewed and analyzed to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions.

Total revenues were $3.6 million and $6.9 million for the three and six months ended June 30, 2024, respectively, an increase of $0.3 million, or 7.4% and $0.9 million, or 15.1% from the three and six months ended June 30, 2023. See "Results of Operations". Total Swoop® system units sold were 13 units and 26 units, for the three and six months ended June 30, 2024, respectively, a decrease of 1 unit and an increase of 2 units from the three and six months ended June 30, 2023.

Factors Affecting Results of Operations

The following factors have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

Technical innovation

We have developed our Swoop® system through extensive research and development activities. Moreover, our team is dedicated to clinical support programs designed to integrate the Swoop® system into an array of diverse healthcare environments and applications. We believe that, from our commercial and clinical experience, we are gaining invaluable insights into the Swoop® system’s utility. We believe these learnings will enable us to further improve our product and develop new services and tools in the future. We are continuously improving our image quality and imaging capabilities. Building upon this foundation and our expertise in ULF brain imaging, we plan to develop new imaging applications, broadening the range of clinical uses for our proprietary technology. Additionally, we are leveraging our strengths in AI and cloud technology to explore the Swoop® system’s role as a brain imaging clinical decision support platform. While these technical innovations may increase our research and development expenses, we expect them to have a positive impact on our results of operations and profitability in the future.

Commercialization efforts of the Swoop® system

Our results have included revenue from the United States and outside the United States. Our Swoop® system received initial 510(k) clearance from the FDA in 2020. Initially, we are focused on executing contracts with U.S. hospitals and hospital systems. We have built a direct sales and field support organization in the United States who are working in strong collaboration to increase adoption, support successful implementations and support routine use at customer sites. As of 2024, we have targeted a select number of international markets to add to our commercial efforts operating through distributors.

Expand sales in international markets

In 2024, we are executing on our international expansion plans by entering into agreements with experienced and accomplished distributors. We have distribution partners covering several countries across Europe and Asia Pacific, as well as Canada. With the Swoop® system’s transformative, affordable, and accessible platform, we aim to serve more clinicians and patients needing brain imaging across the globe. The Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (CE certification), the United Kingdom (UKCA), Canada, Australia and New Zealand. Additionally, we have begun preparing for the regulatory approval process in India through Central Drugs Standard Control Organization.

Our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and timely management of health conditions worldwide is furthermore advanced by grant funding from the BMGF. Through our engagement with the BMGF, we have deployed and continue to deploy the Swoop® system in low-middle income settings without readily-accessible MRI technology. The multiple grants provided by our research partnership with the BMGF, which commenced funding in the spring of 2020, support the deployment of 25 Swoop® system and accessories to investigators. As of June 30, 2024 and December 31, 2023, 25 and 22 Swoop® system units, respectively, have been delivered to the BMGF. The ongoing investigation is designed to provide data to validate the potential use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection, and birth-related injury. In May 2023, we were awarded an additional 3-year grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via ULF brain imaging in neonates, infants, and young children in low-to-middle income countries. During the three and six months ended June 30, 2024, we completed and delivered the remaining Swoop system® devices and delivered a grant milestone of a software update, we received cash of $0.6 million which settled an outstanding grant receivable of $0.5 million as of March 31, 2024, and partially paid $0.1 million of grant fulfilled during the three months ended June 30, 2024. As of June 30, 2024, we recorded grant receivable of $0.2 million excluding interest earned, as part of prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2024 and 2023. Our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
($ Amounts in thousands)	2024	2023	%	2024	2023	%
Sales
Device	$2,970	$2,810	5.7%	$5,674	$4,942	14.8%
Service	661	571	15.8%	1,252	1,074	16.6%
Total sales	3,631	3,381	7.4%	$6,926	$6,016	15.1%
Cost of Sales
Device	1,422	1,549	(8.2)%	$2,921	$2,620	11.5%
Service	406	388	4.6%	848	797	6.4%
Cost of sales	1,828	1,937	(5.6)%	$3,769	$3,417	10.3%
Gross margin	1,803	1,444	24.9%	3,157	2,599	21.5%
Operating expenses:
Research and development	5,959	5,331	11.8%	$11,529	$10,792	6.8%
General and administrative	4,421	5,306	(16.7)%	8,851	11,488	(23.0)%
Sales and marketing	2,269	2,499	(9.2)%	4,273	5,046	(15.3)%
Total operating expenses	12,649	13,136	(3.7)%	24,653	27,326	(9.8)%
Loss from operations	(10,846)	(11,692)	(7.2)%	$(21,496)	$(24,727)	(13.1)%
Interest income	675	1,030	(34.5)%	$1,471	$1,899	(22.5)%
Other income, net	15	25	(40.0)%	21	31	(32.3)%
Loss before provision for income taxes	(10,156)	(10,637)	(4.5)%	$(20,004)	$(22,797)	(12.3)%
Provision for income taxes	—	—		—	—
Net loss and comprehensive loss	$(10,156)	$(10,637)	(4.5)%	$(20,004)	$(22,797)	(12.3)%

Comparison of the Three Months Ended June 30, 2024 and 2023 ($ Amounts shown in tables in thousands)

Sales

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Device	$2,970	$2,810	$160	5.7%	$5,674	$4,942	$732	14.8%
Service	661	571	90	15.8%	1,252	1,074	178	16.6%
Total sales	$3,631	$3,381	$250	7.4%	$6,926	$6,016	$910	15.1%

Device sales increased by $0.2 million, or 5.7%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in device revenue is mainly due to an increase in unit average selling price offset by a decreased sales volume by one unit in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Service sales increased by $0.1 million, or 15.8%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was driven by an increase in the volume of commercial system units installed as generally all commercial systems installations generate recurring service revenue. Service sales revenue is generally recognized over time as we are providing the customer with ongoing access to our resources and software upgrades throughout the subscription period. This type of revenue is recurring in nature and we expect will continue to grow as more devices are sold.

Device sales increased by $0.7 million, or 14.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in device revenue is mainly due to an increase by two units sold in the six months ended June 30, 2024.

Service sales increased by $0.2 million, or 16.6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was driven by an increase in the volume of commercial system units installed as generally all commercial systems installations generate recurring service revenue.

Cost of sales

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Device	$1,422	$1,549	$(127)	(8.2)%	$2,921	$2,620	$301	11.5%
Service	406	388	18	4.6%	848	797	51	6.4%
Total cost of sales	$1,828	$1,937	$(109)	(5.6)%	$3,769	$3,417	$352	10.3%
Percentage of revenue	50.3%	57.3%			54.4%	56.8%

Cost of device sales decreased by $0.1 million, or 8.2%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was driven primarily by a decreased sales volume by one unit in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 and inventory related charges in the three months ended June 30, 2023.

Cost of service sales increased by $18 thousand, or 4.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase is due to the increased install base.

Cost of device sales increased by $0.3 million, or 11.5%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was driven primarily by an increase by two units sold in the six months ended June 30, 2024.

Cost of service sales increased by $0.1 million, or 6.4%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase is due to the increased install base.

Research and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Research and development	$5,959	$5,331	$628	11.8%	$11,529	$10,792	$737	6.8%

Research and development expenses increased by $0.6 million, or 11.8%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was driven primarily by an increase in personnel-related costs and stock-based compensation expenses of $0.7 million and other research and development expenses.

Research and development expenses increased by $0.7 million, or 6.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was driven primarily by an increase in personnel-related costs and stock-based compensation expenses of $1.4 million and an increase in consulting costs of $0.5 million, partially offset by $0.9 million of a higher grant fulfillment credits.

General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
General and administrative	$4,421	$5,306	$(885)	(16.7)%	$8,851	$11,488	$(2,637)	(23.0)%

General and administrative expenses decreased by $0.9 million, or 16.7%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was driven primarily by a decrease in personnel-related costs and stock-based compensation expenses of $0.4 million, a decrease in legal and patent expenses of $0.2 million, and a decrease in accounting, auditing, SEC, and insurance expenses of $0.2 million.

General and administrative expenses decreased by $2.6 million, or 23.0%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was driven primarily by a decrease in personnel-related costs and stock-based compensation expenses of $1.4 million, a decrease in legal and patent expenses of $0.4 million, and a decrease in accounting, auditing, SEC, and insurance expenses of $0.4 million.

Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Sales and marketing	$2,269	$2,499	$(230)	(9.2)%	$4,273	$5,046	$(773)	(15.3)%

Sales and marketing expenses decreased by $0.2 million, or 9.2%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was driven primarily by a decrease in marketing research and advertising of $0.2 million, while we continue to focus on sales and sales support activities.

Sales and marketing expenses decreased by $0.8 million, or 15.3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was driven primarily by a decrease in marketing research and advertising of $0.3 million, and a decrease in sales and marketing infrastructure of $0.2 million, while we continue to focus on sales and sales support activities.

Interest income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Interest income	$675	$1,030	$(355)	(34.5)%	$1,471	$1,899	$(428)	(22.5)%

Interest income decreased by $0.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was driven primarily by lower cash balances in money market funds and demand deposit accounts during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Interest income decreased by $0.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was driven primarily by lower cash balances in money market funds and demand deposit accounts during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Other income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Other income, net	$15	$25	$(10)	(40.0)%	$21	$31	$(10)	(32.3)%

Other income, net decreased by $10 thousand for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Other income, net during the three months ended June 30, 2024 was $15 thousand consisting primarily of interest income from customer financing of approximately $24 thousand, offset by a net realized loss on foreign currencies of approximately $5 thousand and other expenses of $4 thousand.

Other income, net decreased by $10 thousand the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Other income, net during the six months ended June 30, 2024 was $21 thousand consisting primarily of interest income from customer financing of approximately $48 thousand, offset by a net realized loss on foreign currencies of approximately $18 thousand and other expenses of $9 thousand.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common and preferred stock. We have incurred significant cash burn and recurring net losses, which includes a net loss of $20.0 million for the six months ended June 30, 2024, and an accumulated deficit of $273.7 million as of June 30, 2024. As of June 30, 2024, we had cash and cash equivalents of $53.8 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur a significant cash burn and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

In November 2023, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we registered for sale up to $150 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3 also includes a prospectus (the “Sales Agreement Prospectus”) covering up to an aggregate of $50.0 million in shares of Class A common stock that we may issue and sell from time to time, through B. Riley Securities, Inc. (“B. Riley”) acting as our sales agent, pursuant to the sales agreement that we entered into with B. Riley in November 2023 (the “Sales Agreement”), for our “at-the-market” equity program. We are not obligated to make any sales of Class A common stock under the Sales Agreement. As of June 30, 2024, we had not sold any Class A common stock pursuant to the Sales Agreement. As of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we are subject to the SEC general instructions of Form S-3 known as the “baby shelf rules.” Under these instructions, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we are limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3, including under the Sales Agreement, until such time as our public float exceeds $75 million. On March 22, 2024, we filed an amendment to the Sales Agreement Prospectus, pursuant to which, as of such date, we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $22.8 million from time to time through or to B. Riley.

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

Cash

As of June 30, 2024, we had cash and cash equivalents of $53.8 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, international expansion, and regulatory costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash used in operating activities	$(21,893)	$(23,150)
Net cash used in investing activities	(216)	(283)
Net cash provided by financing activities	114	107
Net decrease in cash, cash equivalents, and restricted cash	$(21,995)	$(23,326)

Net cash used in operating activities

For the six months ended June 30, 2024, net cash used in operating activities of $21.9 million was due primarily to a net loss of $20.0 million and changes in operating assets and liabilities of $4.7 million, partially offset by non-cash items of $2.8 million. Non-cash items were primarily stock-based compensation expense of $2.2 million, depreciation expense of $0.5 million and loss on disposal of property and equipment, net of $0.1 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts receivable and unbilled receivables of $3.4 million driven primarily by increased revenue, an increase in inventory of $1.0 million, a decrease in accrued expense and other current liabilities of $0.9 million driven primarily by lower bonus and salary and benefit accrual due to timing and a decreased headcount, a decrease in deferred grant funding of $0.6 million due to fulfillment of the BMGF grant milestones, an increase in prepaid expenses and other current assets of $0.5 million, partially offset by an increase in accounts payable of $0.9 million, a decrease in prepaid inventory of $0.7 million and an increase in deferred revenue of $0.1 million.

For the six months ended June 30, 2023, net cash used in operating activities of $23.2 million was due primarily to a net loss of $22.8 million and changes in operating assets and liabilities of $3.2 million, partially offset by non-cash items of $2.8 million. Non-cash items were primarily stock-based compensation expense of $2.3 million and depreciation expense of $0.5 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts receivable and unbilled receivables of $1.8 million driven primarily by increased revenue, a decrease in accrued expense and other current liabilities of $1.8 million driven primarily by lower bonus and salary and benefit accrual due to a decreased headcount, and an increase in inventory of $1.5 million, partially offset by a decrease in prepaid expenses and other current assets of $0.9 million, an increase in accounts payable of $0.7 million, a decrease in prepaid inventory of $0.3 million and an increase in deferred grant funding of $0.2 million.

Net cash used in investing activities

For the six months ended June 30, 2024, net cash used in investing activities of $0.2 million was from fixed assets purchased.

For the six months ended June 30, 2023, net cash used in investing activities of $0.3 million was from fixed assets purchased.

Net cash provided by financing activities

For the six months ended June 30, 2024, net cash provided by financing activities of $0.1 million was proceeds from option exercises.

For the six months ended June 30, 2023, net cash provided by financing activities of $0.1 million was proceeds from option exercises.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the three and six months ended June 30, 2024 and 2023.

Through our engagement with the BMGF, we have deployed and continue to deploy the Swoop® system in low-middle income settings without readily-accessible MRI technology. The multiple grants provided by our research partnership with the BMGF, which commenced funding in the spring of 2020, support the deployment of 25 Swoop® system and accessories to investigators. As of June 30, 2024 and December 31, 2023, 25 and 22 Swoop® system units, respectively, were delivered to the BMGF. The ongoing investigation is designed to provide data to validate the potential use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection, and birth-related injury. In May 2023, we were awarded an additional 3-year grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via ULF brain imaging in neonates, infants, and young children in low-to-middle income countries.

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

We had no other significant contractual obligations as of June 30, 2024.

For information on contingencies, refer to Note 13 in the notes to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 included elsewhere in this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2024 and 2023 included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our cash, cash equivalents and restricted cash as of June 30, 2024 consisted of $53.8 million in money market funds, demand deposit and savings accounts. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. Based on our balance sheet position at June 30, 2024, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $0.3 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 22, 2024. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K, other than the updates to the risk factors set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

We could fail to maintain the listing of our Class A common stock on Nasdaq, which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

The Nasdaq Stock Market has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. In December 2022 and May 2024, we received written notices from Nasdaq notifying us that, because the closing bid price for our Class A common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer met the minimum bid price requirement for continued inclusion on The Nasdaq Global Market. Although we have since regained compliance with the bid price requirement and our Class A common stock continues to trade on The Nasdaq Global Market, there can be no assurance that we will be able to maintain compliance with the bid price requirement or other Nasdaq requirements in the future. If we are not able to maintain compliance with Nasdaq requirements, our Class A common stock may be delisted from Nasdaq, which could have a material adverse effect on us and our stockholders, including by reducing the liquidity of our shares and having a material adverse effect on our ability to raise capital or complete a strategic transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three and six months ended June 30, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Certificate of Incorporation of Hyperfine, Inc., as amended.	X
10.1+	Nonemployee Director Compensation Policy, As amended.		Form 10-Q (Exhibit 10.1)	5/14/2024	001-39949
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

HYPERFINE, INC.
Date: August 9, 2024	By: /s/ Maria Sainz
Maria Sainz
President and Chief Executive Officer

Date: August 9, 2024	By: /s/ Brett Hale
Brett Hale
Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary