Form 10-K
period 2024-12-31
Hyperfine, Inc.
filed 2025-03-17
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $46.7 million.

As of March 3, 2025, the registrant had 62,776,930 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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
•
our ability to maintain our existing licensing, manufacturing and supply agreements and to obtain adequate supply of products;
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
•
our ability to raise financing in the future and the effects of future raises;
•
our future performance, including our financial performance;
•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•
intense competition and competitive pressures from other companies in the industry in which we operate;
•
market conditions and global and economic factors, such as inflation, geopolitical conflicts, and instability;
•
the effect of legal, tax and regulatory changes;
•
anticipated National Institutes of Health funding pressures; and

•
the expected effect from U.S. export controls and tariffs.

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
•
There is no guarantee that the U.S. Food and Drug Administration (the “FDA”) will grant 510(k) clearance or premarket approval of our future products, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

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
•
We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims or monetary penalties, changes to our business practices, increased cost of operations, or declines in customer growth or engagement, or otherwise harm our business.
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
•
Future sales of substantial amounts of our Class A common stock, or the possibility that such sales could occur, could adversely affect the market price of our Class A common stock.
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

PART I

All brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to Hyperfine, Inc. and its wholly-owned subsidiaries, including Hyperfine Operations, Inc., (“Legacy Hyperfine”) and Liminal Sciences, Inc., (“Liminal”), as the case may be.

Item 1. BUSINESS

Overview

We are an innovative health technology business with a mission to revolutionize patient care globally through accessible, affordable, clinically relevant artificial intelligence (“AI”)-powered portable ultra-low-field (“ULF”) magnetic resonance (“MR”) brain imaging. Our Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. Our Swoop® system is designed to transform brain MR for the patient, the clinician and the provider, enabling a highly differentiated experience for patients, timely imaging for clinicians, and favorable economics for hospital administrators. The Swoop® system is a portable, ULF MRI device for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions in various care settings where conventional MRI devices are inaccessible or when they are not readily available. The easy-to-use interface and portable design of our Swoop® system make it easily and readily accessible anywhere in a hospital, clinic, or patient care site and it does not require any special facilities accommodations nor specialized personnel to operate safely. ULF MR does not expose patients to harmful ionizing radiation and compares favorably in this regard to X-ray computed tomography (“CT”) or positron emission tomography (“PET”).

The demand for MR imaging has been increasing due to the aging population and the rising prevalence of neurological, neurodegenerative, and cardiovascular conditions, recent approval of new Alzheimer’s medications, as well as the trends towards decentralized healthcare in mature, as well as low- and middle-income countries. Healthcare professionals and insurers recognize imaging as an effective, non-invasive diagnostic tool for evaluation and ongoing monitoring. The Swoop® system is the next generation brain imaging device designed to increase access to MRI in a cost-effective manner. We believe our market opportunity is significant across the multiple sites of care where the Swoop® system brings clinical and economic value. We estimate in the United States alone that our total addressable market for Swoop® system device placements is more than $16 billion.

Despite their advantages, many healthcare institutions worldwide lack the facilities, specialized operators, and capital necessary to acquire, maintain and staff expensive conventional MRI devices. The Swoop® system is the first FDA-cleared, portable, ULF, MR brain imaging system and is capable of providing imaging at multiple sites of care, such as intensive care units, clinics, emergency departments or physicians’ offices, and can inform the timely detection, diagnosis, monitoring, and treatment of acute and chronic conditions inside and outside the hospital. We designed the Swoop® system to address the limitations of conventional imaging technologies and make brain MR imaging accessible nearly anytime and anywhere across professional healthcare settings. We believe the adoption of the Swoop® system by healthcare professionals has clinical and economic benefits throughout healthcare communities in both high and low resource settings.

The Swoop® system is AI-powered and integrates deep learning, a form of AI in the reconstruction pipeline of T1, T2, diffusion-weighted imaging (“DWI”), and fluid-attenuated inversion recovery (“FLAIR”) sequences. The integration of deep learning does not require any additional steps from the user. As a result, deep learning can enhance the image quality and, consequently, the diagnostic value of images generated with ULF imaging. The algorithms are designed to improve ULF image quality, while reducing the impact of scan artifacts. The images created with these algorithms were validated by expert radiologists. The Swoop® system is used clinically every day as the first mover in the field of AI-powered portable MRI, and the install base continues to expand. The learnings from this market experience have served to improve our software, AI, and denoising algorithms resulting in the image quality and performance improvements of our product over the nine generations of software since our initial clearance. As we move forward, we are continuously investing in improving our AI-powered image quality and leveraging each imaging-focused software release to further improve the Swoop® system performance. Furthermore, as of February 15, 2025, we possess a portfolio of 185 issued patents worldwide and 150 patents pending.

Our Swoop® system received initial 510(k) clearance for brain imaging from FDA in 2020. In February and October 2023, we received 510(k) clearances from the FDA for our Swoop® system AI-powered software. The combination of these two software updates incorporated deep-learning based denoising in the post-processing of images for crisper images, and improved image quality for all Swoop® system sequences. In July 2024, we received 510(k) clearance from the FDA of the ninth-generation AI-powered Swoop® system software. This latest software update released to date significantly reduces scan times across multiple MR sequences without sacrificing image quality. Outside of the United States, the Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (“CE Mark”), the United Kingdom (UK Conformity Assessment (“UKCA

Mark”)), Canada, Australia and New Zealand. In October 2024 and February 2025, we received CE Mark and UKCA Mark approval for the latest generation of software.

Our initial commercial focus has been in the U.S. market and with customers that use the Swoop® system inside the hospital setting primarily in critical care in pediatric and adult applications. To support these use cases, we have partnered with leading institutions to collect clinical evidence. There have been a large number of presentations at medical meetings and publications on the use of the Swoop® system in these hospital settings. We have run several studies in these areas including SAFE-MRI ECMO (Assessing the Safety and Feasibility of bedside portable low-field brain Magnetic Resonance Imaging in patients with ECMO) which was published in the September 2024 Issue of Circulation and HOPE PMR (Portable MRI for Children with Neurological Injury—A Pilot Study using Hydrocephalus as an Index Condition). We have also completed a market adoption study ACTION PMR (ACuTe Ischemic strOke detectioN), which is a clinical study to validate the use of the Swoop® system for patients with acute ischemic stroke where the Swoop® system could be used. The ACTION PMR study is a prospective, international, multi-site observational study that aims to examine the value and role of brain imaging with the Swoop® portable MR brain imaging system in acute ischemic stroke diagnosis and treatment. Enrollment in the study is complete with 100 patients at four leading institutions in the United States and Europe and data has been presented at multiple leading conferences throughout the study progression, including the 2024 European Society of Neuroradiology, 2024 Radiological Society of North America, and 2025 International Stroke Conference. Furthermore, we have started a utility study CARE PMR (Capturing ARIA Risk Equitably with Portable MR) for the use of the Swoop® system for the monitoring of Alzheimer’s patients for Amyloid related Imaging Abnormalities (“ARIA”), associated with the novel Amyloid targeted therapies being commercialized by biopharmaceutical companies. The FDA-approval of these new drugs requires multiple and frequent patient MRIs to monitor for ARIA throughout the course of treatment. The CARE PMR study is assessing the clinical utility and workflow benefits of using Swoop® system images to detect ARIA in Alzheimer’s patients receiving amyloid-targeting therapy and initial data has been presented at multiple leading Alzheimer’s meetings in 2024, including the Alzheimer’s Association International Conference (“AAIC”) in Philadelphia, AAIC in Tokyo, and the Clinical Trials on Alzheimer’s Disease conference in Madrid. We believe the portable Swoop® system could offer a highly differentiated, cost effective, and accessible solution for this new use case.

The ability to place and use the Swoop® system in any professional care setting can significantly simplify the care navigation for these patients. The compact and versatile Swoop® system is designed for use in any professional healthcare setting, including medical offices. We plan to expand our business by making the Swoop® system available beyond critical care in the hospitals, and in the neurology office setting. The Swoop® system will allow physicians to obtain diagnostic-quality MR brain images within their offices, providing patients with timely and convenient MRI access at the point of care. In support of this expansion, new MRI standards issued by the Intersocietal Accreditation Commission (“IAC”) in November 2024 allow for accredited neurology offices to secure Centers for Medicare & Medicaid Services (“CMS”) reimbursement for MRI scans using the Swoop® system. We also see incremental growth opportunities deploying the Swoop® system beyond our initial focus of critical care units in the hospital and into the hospital emergency departments and hospital-based neurology clinics. Further, we are executing on a global expansion strategy, broadening access to MR brain imaging in regions with large populations, low penetration of MRI, and significant unmet healthcare needs.

We have built our direct commercial infrastructure in the United States and have third-party distributors responsible for commercialization efforts in Canada and select markets in Europe, Asia, Oceania, and the Middle East.

Our wholly-owned subsidiary, Liminal was founded in 2018. In December 2022, we suspended our Liminal program to develop a device to non-invasively measure key vital signs in the brain.

We were founded in 2014 by Dr. Jonathan Rothberg, a serial entrepreneur who received the Presidential Medal of Technology and Innovation in 2016 for inventing a novel next-generation DNA sequencing method and has founded more than ten healthcare and technology companies, including 454 Life Sciences, Ion Torrent, CuraGen, Butterfly Network, and Quantum-Si. We have raised equity from investments and partnership milestones from leading institutional investors, including GV (formerly Google Ventures), and grants, including the Bill & Melinda Gates Foundation (the “BMGF”).

Our Core Competitive Strengths

We believe that our competitive strengths include the following:

There is a large and growing MRI market, and we have the potential to augment conventional MRI capacity to bring benefit to patients, clinicians and providers around the world. We believe our solution addresses a vast unmet need across the global market by adding a portable, accessible and affordable brain MR system to increase the existing capacity of conventional high-field MRI scanners as imaging rates continue to grow across the aging population and patients with neurological and neurodegenerative conditions and as efficient and readily available MRI scanners deployed in different sites of care become increasingly valuable in high, middle and low resources countries globally. Our solution is designed to complement conventional MRI and seamlessly integrates into the hospital workflow, by processing orders from the Hospital Information Systems (“HIS”)

and allowing users to upload images into their picture archiving and communication system (“PACS”), or directly onto our cloud PACS, which then makes images easily available for diagnostic purposes. To support information security reviews with customers we have obtained several certifications, including HITRUST CSF® v9.4 Risk-based, 2-year, SOC2 Type 1 and SOC2 Type 2.

We estimate in the United States alone that our total addressable market for Swoop® system device placements is more than $16 billion. We intend to make MRI available to a broader set of patients in both developed and emerging markets, as well as improve the utilization of conventional MRI scanners through decreased wait times and more efficient patient flow. Our initial focus has been on patients in intensive care units, where timeliness of MRI is critical, as well as pediatric patients where minimizing exposure to ionizing radiation from CT is important. An MRI scan can be essential for diagnosis and urgent intervention. The Swoop® system can be wheeled directly to a patient’s bedside and offers a prompt solution for those patients who require an MRI scan but are too critically ill to be transported to a conventional MRI scanner and who may otherwise be forced to forego a scan, wait until a scanner is available, or wait until their condition stabilizes.

Hyperfine has a unique ULF AI-powered portable MR brain imaging system that aims to improve brain health globally

200kg/44
HYP

A First for Brain Health

Hyperfine, Inc. has a unique ultra-low-field portable MR brain imaging system that aims to improve brain health globally.

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

The Swoop® system does not emit ionizing radiation and therefore reduces the risk of cancer that comes with CT imaging. The absence of ionizing radiation can benefit patients with conditions that require frequent follow-up with multiple scans per year, such as pediatric hydrocephalus. In certain circumstances, such as in the management of patients with delirium or altered mental status, familiarity or keeping the surrounding environment as similar as possible can be critical, which we believe makes portable devices like our Swoop® system particularly valuable since patients do not need to move to distant radiology suites for conventional MRI scans. Studies show that 37% of patients report anxiety-related reactions in an isolated room for imaging. With our Swoop® system, we can offer a quieter, calmer and more comfortable experience with the option of a family member or other caregiver being present by the patient’s side during the scanning process.

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

•
Our proprietary, disruptive, and revolutionary product is designed with healthcare professionals in mind. We have commercially launched our Swoop® system, a portable AI-powered brain MRI device capable of producing diagnostic quality images at a lower magnetic field strength than conventional MRI scanners. Using an ultra-low-field magnetic force significantly reduces projectile safety concerns and, therefore, should reduce the length of pre-safety checks typically conducted by healthcare professionals. We designed our product with the physician workflow in mind, reducing the average 11.7 hours required for the conventional MRI process to as little as 0.5 to 5.3 hours of workflow time with our Swoop® system. Typically, with a 55% or greater reduction in total workflow time, physicians can reduce the time to diagnoses for timely treatment, potentially resulting in improved health outcomes for the patient.

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

•
Our office strategy has been launched with the Intersocietal Accreditation Commission (“IAC”) accreditation of our portable Swoop® system for use in neurology offices. The new MRI standards issued by the IAC in November 2024 open the door for accredited neurology offices to secure CMS reimbursement for MRI scans using the Swoop® system. The new standards do not require MRI technologists to operate the Swoop® system in the office setting. This will expand our ability to offer the portable Swoop® system into new sites of care, including neurology offices—representing nearly 2,400 potential locations in the United States alone. By bringing advanced MR brain imaging directly to these professional healthcare settings, we allow for significantly enhanced patient access and convenience by enabling MR brain imaging during routine clinic visits.
•
Our Swoop® system is strategically positioned to be integrated into the emergency departments, critical care units and hospitals workflows. We are focusing on market expansion and are targeting over 9,600 potential sites of care in the United States alone, including 4,000 critical care units and 5,600 emergency departments. Our portable Swoop® system enables clinicians to take neurological images of critically ill patients in intensive care units and emergency departments with less movement, shorter wait times and with high-quality images produced at a lower magnetic field strength than standard MRI scanners.
•
Our latest generation of AI-powered Swoop® system software is CE Mark approved. Since receiving CE Mark approval, we believe we are positioned for broader European commercial expansion of the Swoop® system, bringing cutting-edge brain imaging technology to new global markets.
•
Our validated platform and business model allows for potential widespread adoption. Over 250 conference presentations and peer reviewed journal articles, perspectives, case studies, and editorials on the Swoop® system have discussed the potential clinical benefits of portable, ULF MRI for patients with stroke, hydrocephalus, hematoma, multiple sclerosis and tumor resection. We generate sales revenue by selling the Swoop® system primarily through one business model, which is ownership accompanied by an annual service and support agreement. In this model, the Swoop® system is typically sold with a service and support agreement that begins after one year of warranty and is sold initially in either 36- or 60- month terms. In certain cases, the Swoop® system is sold without an accompanying service and support agreement. As more healthcare professionals adopt our technology, we anticipate improvements in gross margin due to increased volume, increased average selling prices resulting from annual pricing increases, and the recurring service and support agreements.
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

Our Strategies

Our strategies include the following:

•
Focus our development and commercialization efforts on the Swoop® system. Our current focus is AI-powered portable brain MRI with the Swoop® system and the advancement of our brain MR technology and its proprietary AI-powered software for multiple clinical applications in different sites of care. Our initial commercial focus has been in our beachhead markets inside the hospital for critical care and pediatric patients. Expansion of our business will come from our plans to make the Swoop® system available beyond critical care in the hospital, and in the neurology office setting.

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
•
Demonstrate our commitment to continuous technical innovation and leadership across the care continuum. Our advanced technology has been developed by an internal team of engineers and AI scientists dedicated to continuous innovation. Our pace of AI-powered software iterations allows further improvements of image quality, consistency, and image sequences for the clinical uses of our technology. As the Swoop® system becomes integrated into intensive care units and other care workflows and care sites across medical practices, we are dedicated to gaining more insights into our product’s usability and clinical applications. We plan to continue developing our technology to expand into new imaging applications to enable us to reach the broader care continuum through diagnosis and treatment.

•
Expand clinical validation data and publications. There are numerous conference presentations and peer reviewed journal articles, perspectives, case studies, and editorials on the Swoop® system discussing the clinical benefits of our Swoop® system. We have run several studies in these areas including SAFE-MRI ECMO which was published in the September 2024 Issue of Circulation and HOPE PMR. We have also completed market adoption study ACTION PMR, which is a study at four global sites, including Massachusetts General Hospital and SUNY Buffalo, to examine the use of the Swoop® system to assess acute ischemic stroke in the emergency department setting.

We have also partnered with thought leaders to initiate the CARE PMR utility study to evaluate the use of the Swoop® system in screening and monitoring Alzheimer’s patients on the novel Amyloid Targeted Therapies. Alzheimer’s disease represents a potential large incremental and growing global market opportunity for our technology. We believe the Swoop® system can significantly streamline the care navigation and lower the burden for these patients and their clinicians and meaningfully increase the reach of Alzheimer’s diagnosis and treatment across patients of diverse demographics and income levels.

Eleven clinical studies presented at Radiology Society of North America in 2024 highlighted the growing clinician experience with the Swoop® system for imaging diverse patient groups in emergency departments and neuro intensive care units. Contributions from 11 leading institutions—early adopters of point-of-care MR brain imaging technology—underscore the increasing utility of AI-powered portable MR imaging and the growing physician experience with its application, particularly for acute stroke diagnosis. The clinical studies presented clinician experience using Swoop® system images for intracerebral hemorrhage monitoring, acute ischemic stroke detection, and advanced imaging techniques for multiple sclerosis. These studies highlighted the potential of the Swoop® system to expand access to critical diagnostic imaging for acute ischemic stroke and other neurological conditions, providing actionable insights where conventional high-field MRI may not be feasible.

•
Expand sales in international markets. We are executing on our international expansion plans by entering into agreements with experienced and accomplished distributors. We have distribution partners covering several countries across Europe, Asia Pacific, and the Middle East, as well as in Canada. With the Swoop® system’s transformative, affordable, and accessible platform, we aim to serve more clinicians and patients needing brain imaging across the globe. The Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (CE Mark), the United Kingdom (UKCA Mark), Canada, Australia and New Zealand. Additionally, we have started the regulatory approval process in India through Central Drugs Standard Control Organization.

Industry and Market

MRI is a non-ionizing radiation risk imaging modality widely used by healthcare professionals across various clinical settings for the medical diagnosis of patients, staging of disease, and continued assessment following treatment. MRI is noninvasive, sometimes eliminates the need for surgical intervention or invasive procedures when used correctly, and offers superior soft tissue contrast resolution compared to other imaging modalities like CT. It is a more sensitive and potentially objective measure of brain tissue and injury. MRI is used to examine central nervous system, musculoskeletal, and other diseases. The prevalence and incidence rates of these diseases continue to increase across the globe. According to a United Nations report, up to one billion people, nearly one in six of the world’s population, suffer from neurological disorders, including Alzheimer’s and Parkinson’s disease, stroke, multiple sclerosis, epilepsy, migraine, brain injuries, and neuro infections, with some 6.8 million dying of these disorders each year.

The aging population and rising prevalence of stroke, neurodegenerative, cardiovascular, and neurological conditions have augmented the demand for MRI. Healthcare professionals and insurers recognize imaging as a cost-effective and non-invasive diagnostic for prevention, early detection and ongoing monitoring. We estimate in the United States alone that our total addressable market for Swoop® system device placements is more than $16 billion. Given the significant patient populations needing diagnostic imaging, we have positioned ourselves in an underpenetrated market with substantial room for growth. While the current imaging market is mainly limited to high-resource countries, we believe our system can help make MRI imaging more accessible in mature and low resource settings globally, leading to an increase in both MRI penetration rates and the size of the overall market opportunity.

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

According to a 2008 report from the World Health Organization, 90% of the world does not have access to MRI technology, primarily due to socioeconomic factors. Many low-resource countries recognize the benefit of investing in their healthcare infrastructure, and it is expected to cause a spur in growth for the global MRI market. For example, India and China are two of the fastest-growing markets building its healthcare infrastructure in rural areas. The ability of these countries to build the facilities needed to house these large systems and train highly specialized personnel to operate conventional MRI scanners presents a challenge.

Our office strategy is enabled by the new MRI standards issued by the IAC in November 2024. These new standards open the door for accredited neurology offices to secure CMS reimbursement for MRI scans using the Swoop® system. We believe this will significantly enhance patient access and convenience by enabling MR brain imaging during routine visits.

Products and Services

Our Swoop® AI- Powered Portable MR Imaging® System

We designed our Swoop® system to address an unmet need in accessible, affordable, portable medical imaging through a unique combination of hardware and AI-powered software services. Our hardware is powered using modern computational power and deep learning advances. Our software is designed to address the traditional ease-of-use and integration challenges often presented by specialized medical technologies. Our system operates from a Wi-Fi-capable tablet and integrates with PACS to enable fast and confident clinical decision-making.

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

We have developed a new category of medical imaging, AI-powered portable MRI, that is smaller, lighter weight, and lower cost than conventional MRI scanners yet maintains the soft tissue visualization capabilities critical for brain imaging. Since launching our FDA-cleared portable Swoop® system in 2020, brain imaging is now available for patients of all ages at practically any site of patient care in the United States.

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

Delivery of Multiple Sequences with Tissue Contrasts

MRI can provide images with different soft tissue contrasts through various sequences that can highlight a range of pathologies. These contrasts are standard in conventional MRI and allow for the differentiation of various tissue types aiding in establishing the diagnosis. Our Swoop® system generates images with contrast weightings with which physicians are most familiar and which are most clinically useful for the target use cases: T1, T2, FLAIR, and DWI with apparent diffusion coefficient maps.

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

Integration with Picture Archiving and Communication System and Secure Image Upload to the Cloud

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

Open Layout Designed to Improve the Patient Experience and Potentially Reduce Patient Anxiety

For an MRI scan in a traditional setting, a patient arrives at the radiology department of a hospital and typically enters through a door covered with radiation warnings and other hazard symbols. The patient then proceeds to a waiting room where they undergo a lengthy safety questionnaire and are asked to remove all jewelry and clothes and put on a hospital gown. Wait times vary from a half hour to several hours before the patient enters the console room and is led through a large metal door into the RF screen room by themselves. Typical conventional MRI scanners are long tubes where the patient is positioned on a motorized bed, and RF coils are attached around the patient who has been instructed to lay still. The MRI technician uses the motorized bed to push the patient into the long tube of the large superconducting magnet, leaves the room, closes the metal door to the scan room, and tells the patient over an intercom that the scan is about to start. The patient experiences an extremely loud environment throughout the scanning experience. The conventional MRI procedure is often a daunting experience for the patient that can cause significant anxiety, especially for pediatric patients who are separated from their families during this time.

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

Services

Our Swoop® system service and support program includes support and technical assistance with hardware and software issues. A combination of remote and onsite support in collaboration with onsite technical staff can better solve software issues. In addition, it also includes our Hyperfine Image Viewer, a cloud PACS that users can use to upload images for storage purposes. The service and support program also grants access to our future software upgrades. Recent upgrades include our FDA-cleared image quality improvements that enhances the quality of images in the presence of subtle motion and other potential future upgrades designed to improve the patient workflow and diagnosis.

Our People

Legacy Hyperfine was founded in 2014 by Dr. Jonathan Rothberg. Our mission is to provide accessible and affordable imaging through MRI to revolutionize healthcare for people around the world.

As of February 15, 2025, we had 111 employees, all of whom were full-time employees and of whom 26 work in sales, marketing, and commercial support, 63 work in research, development, clinical and operations, and 22 work in general and administrative capacities. As of February 15, 2025, 107 of our employees were located in the United States and, internationally, four were located in the United Kingdom and Europe. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

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

Information About Our Executive Officers and Directors

The following persons were our executive officers and directors as of February 15, 2025:

Name	Position
Executive Officers
Maria Sainz	President, Chief Executive Officer and Director
Brett Hale	Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary
Thomas Teisseyre, Ph.D.	Chief Operating Officer
Directors
R. Scott Huennekens	Chairperson of the Board of Directors
Jonathan M. Rothberg, Ph.D.	Founder of Legacy Hyperfine and member of the Board of Directors
John Dahldorf	Chief Financial Officer, Adagio Medical
Ruth Fattori	Independent Consultant
Daniel J. Wolterman	Chief Executive Officer, Wolterman Consulting LLC

Governance Practices, Sustainability, and Human Capital

Our board of directors is committed to robust corporate governance practices, risk oversight, stockholder rights, corporate sustainability, ethics and compliance in order to protect the long-term interests of our company, stockholders and the patients we serve. Our board of directors adopted corporate governance principles applicable to us, including responsible oversight and management of the Company, effective controls and processes, compliance with SEC and Nasdaq Stock Market rules and regulations, maintaining an engaged board of directors and a board structure that recognizes the importance of compliance, appropriate compensation practices, and succession planning, among other matters.

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

We believe that our people are the reason for our success and we have organized ourselves to maximize productivity and performance. Critical to achieving our strategic goals is our ability to build and retain an exceptional team in which each member plays a unique and important role. We recognize that maintaining an engaged and high performing workforce and a connection with the communities we serve are critical to our success. Comradery and community are at the core of who we are as a company and are integral components of our human capital management strategy. We are inspired by each other and the possibilities of what we can achieve together. We understand that in order to drive innovation, we must continuously improve our human capital management strategies and find ways to foster engagement and growth within our organization. To this end, below are some of our initiatives:

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

We maintain and will continue to improve our corporate governance practices and strengthen our sustainability efforts and human capital management strategies.

Marketing, Sales and Pricing

Marketing

Our marketing efforts are focused on accelerating awareness of our products and capabilities in order to create a strong reputation with clinicians and healthcare administrators. Our go-to-market approach features a targeted sales organization complemented by an array of promotional activities including media coverage, tradeshow exhibition, advertising, and live product demonstration. We principally target intensive care units, neurology offices, emergency departments and comprehensive and primary stroke accredited facilities. In the future, we plan to leverage this approach for both our Swoop® system and our future products that have similar end markets.

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

Sales and Pricing

The Swoop® system is commercially available in the United States, Canada, United Kingdom, certain European and Middle Eastern markets, Australia, and New Zealand. We have built our direct commercial infrastructure in the United States and sell our products in other countries through distributors.

We are primarily commercializing our device through one business model, which is ownership accompanied by an annual service and support agreement. In this model, the Swoop® system is typically sold with a service and support agreement that begins after a one-year warranty and is sold initially in either 36- or 60-month terms. In certain cases, the Swoop® system is sold without an accompanying service and support agreement. We offer our customers payment term options that include, among others, either an upfront payment for the Swoop® system and annual payment for service and support or an annual payment option for the term of their agreement. The annual payment option contains a portion of interest for the Swoop® system over the term.

To help ensure our customers receive the highest level of customer service, we plan to continue to sell directly to customers and provide ongoing customer support. However, as we expand internationally subject to regulatory authorization in those countries, we will continue to leverage distributors to sell our product depending on the commercial strategy for each country assessed on a country-by-country basis. Through our business model, we aim to provide portable MRI systems that are more affordable than conventional MRI systems and achieve our vision of increasing access to MRI systems at different sites of care worldwide.

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

We purchase some of our components and materials used in manufacturing, including magnets, field programmable gate arrays (“FPGAs”), central processing units (“CPUs”) and molded plastics, from single sources. Although we believe that alternative sources of these components and materials would be available, it would take time to identify and validate replacement components, which could negatively affect our ability to supply the Swoop® system on a timely basis. We cannot give assurances that any alternative supplier would be able to recreate the manufacturing processes currently in use. To mitigate this risk, we typically carry a significant inventory of critical components. We are also working with our Swoop® system device manufacturer, Benchmark, to add an additional magnet supplier to the manufacturing process to mitigate the risk to supply of our magnets by the current use of a single supplier.

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

As a general matter, we view competition on two levels:

•
Computed tomography (“CT”), particularly non-contrast computed tomography, both portable and/or at the point of care setting. CT systems, while providing valuable information about hemorrhage and fractures, provide less soft tissue differentiation to inform clinical decisions when compared to MRI. As such, the Swoop® system is well positioned to augment critical care and emergency departments with existing CT capabilities; and
•
Portable ultra-low field brain MRI systems with similar attributes are currently in development. Neuro42 announced receipt of FDA clearance of its portable MRI system in February 2024 with future plans to commercialize. In addition, there are several companies currently in the process of developing this technology, including, for example, DeepSpin and Multiwave.

We view high-field MRI more as a complementary rather than a competitive technology. Particularly in the United States, we see substantial interest among our customers for the implementation of Swoop® system to augment traditional, high-field MRI workflows and increase throughput of high-field scanners.

U.S. Reimbursement, Coverage, Coding, and Payment

In the United States, healthcare providers that purchase medical equipment such as the Swoop® system generally rely on government and private third-party payors for reimbursement for the healthcare treatment and services they provide. Examples of these types of payors include Medicare, Medicaid, private health insurance plans, and health maintenance organizations, which reimburse all or a portion of the cost of treatment, as well as related healthcare services. Reimbursement involves three components: coverage, coding and payment.

There are currently no National Coverage Determinations in place under Medicare for diagnoses provided on a Swoop® system. Medicare coverage criteria for diagnoses performed on a Swoop® system is outlined in Local Coverage Determinations or, in the absence of a formal policy, diagnoses is covered as long as it is considered reasonable and necessary. Commercial payor policies vary with respect to coverage for diagnoses including many of the indications covered by Medicare, though coverage criteria may differ. The codes that are used to report diagnoses delivery in 2024 for the hospital outpatient department are Current Procedural Terminology (“CPT”) codes 70551, MRI BRAIN STEM. Payment rates under the Medicare fee-for-service methodology are established based on cost data submitted by hospitals. CMS pays separately for ancillary procedures. Payment for diagnoses with Swoop® system are also available in the freestanding center setting.

The new accreditation standards issued by the IAC, a leading CMS approved accrediting body, in November 2024 include ultra-low-field MRI technology and allow for accredited neurology offices to secure CMS reimbursement for MRI scans using the Swoop® system.

The federal government reviews and adjusts rates annually, and from time to time considers various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services, including diagnostic examination, in hospitals and free‑standing clinics.

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

Our Swoop® System and Related Technology

As of February 15, 2025, we held a portfolio of 185 U.S. and foreign patents, and 150 U.S. and foreign patent applications. These issued patents and patent applications cover various aspects of our research and development efforts, as well as commercial aspects of our Swoop® system. Our patent estate covers various components and techniques incorporated into, and generally directed to our Swoop® system and its development, including: magnet design and manufacturing, electronics and circuitry, mechanical aspects, safety features, noise compensation, imaging, analysis software, and various other aspects of MRI systems. These pending and issued patents have expected expiration dates ranging between 2034 and 2045. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

License Agreements

We have entered into licenses in the ordinary course of business relating to our technologies or other intellectual property rights or assets.

Government Regulation

Diagnostic and therapeutic medical devices like those we develop and distribute are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require developers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, packaging, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device can be approved for marketing and commercial distribution. In addition, healthcare regulatory bodies in the United States and around the world impose a range of requirements related to paying for medical devices and the procedures in which they are used, including laws intended to prevent fraud, waste, and abuse of healthcare dollars.

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

As part of the 510(k) notification process for Class II devices that have an existing classification regulation available for purposes of the regulatory filing, the FDA typically requires the following:

•
Development of comprehensive product description and indications for use.
•
Completion of extensive nonclinical tests and/or animal studies, performed in accordance with the FDA’s good laboratory practice (“GLP”) regulations, as well as testing to demonstrate that the device meets applicable performance standards or other testing requirements established by FDA through regulations or device-specific guidance.
•
Comprehensive review of one or more predicate devices and development of data supporting the new product’s substantial equivalence to such predicate devices.

Assuming successful completion of all required testing, a detailed 510(k) notification is submitted to the FDA requesting clearance to market the product. This premarket notification includes all relevant data from pertinent nonclinical studies and clinical trials (if applicable), together with detailed information relating to the product’s proposed labeling, and other relevant documentation. The FDA evaluates all 510(k) submissions prior to filing for substantive review based on specific acceptance criteria and may issue a refuse-to-accept notification if the submission is deficient with respect to any of the established criteria. If after substantive review the FDA determines that the applicant’s device is substantially equivalent to the identified predicate device(s), the agency will issue a 510(k) clearance letter that authorizes commercial marketing of the device for one or more specific indications for use. If the FDA determines that the applicant’s device is not substantially equivalent to the predicate device(s), the agency will issue a not-substantially-equivalent letter stating that the new device may not be commercially distributed.

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

Under the FDCA, the FDA is required to classify a device within 120 days following receipt of the De Novo classification request from an applicant; however, the FDA attempts to issue a decision on the majority of De Novo requests within 150 days of receipt. De Novo classification requests are subject to user fees, unless a specific exemption applies.

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

FDA review of a PMA application is required to be completed within 180 days of the application’s filing date although the process generally takes between one and three years and may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

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

If FDA evaluations of the PMA application and the applicable manufacturing facilities are favorable, the FDA will either issue an approval letter, which authorizes commercial marketing of the device for specific indications for use, or an approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA application. When and if the conditions of the approvable letter have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of a device, subject to the conditions of approval and the limitations established in the approval letter.

If the FDA’s evaluation of the PMA application or the applicable manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted, and data is submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy. PMA approval may also be granted with post-approval requirements such as the need for additional clinical trials or patient follow-up for an indefinite period of time.

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

Predetermined Change Control Plans for Medical Devices

As part of the Consolidated Appropriations Act for 2023, Congress amended the FDCA to give FDA the authority to authorize certain potential, future changes to a medical device in a predetermined change control plan (“PCCP”) as part of a PMA application or 510(k) premarket notification for a medical device, including a device that incorporates artificial intelligence or machine learning technology. A PCCP must describe the specific proposed modifications and provide sufficient information to demonstrate that the device will remain safe and effective for its intended use, and in the case of a 510(k) cleared device that the device will remain substantially equivalent to the predicate device, if the applicant implements the proposed modifications to the device as described in the PCCP. If FDA authorizes a PCCP for a device, any modification to the device within the authorized scope of the PCCP will not require the submission and authorization of a new PMA application, PMA supplement, or new 510(k) premarket notification. However, modifications to a previously authorized PCCP will generally require submission of a PMA supplement or new 510(k) premarket notification, depending on the original authorization pathway for the device, with the modified PCCP.

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

Information about certain clinical trials, including details of the protocol and eventually results, also must be submitted within specific timeframes to the National Institutes of Health (“NIH”), for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, trial sites and other aspects of the clinical trial is made public as part of the registration process. Sponsors are obligated to disclose the results of their clinical trials after completion. Disclosure of results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical trial or to submit results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have brought enforcement actions against non-compliant sponsors.

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

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require the sponsor of any pivotal clinical trial to support marketing authorization of a medical device to develop a diversity action plan for such trial, and if submission of an IDE application is required, to submit such diversity action plan to the FDA. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect device clinical trial planning and timing, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

Ongoing Post-Market Regulatory Requirements and FDA Enforcement

Our Swoop® system received initial 510(k) clearance for brain imaging from FDA in 2020. In February and October 2023, we received 510(k) clearances from the FDA for our Swoop® system AI-powered software. The combination of these two software updates incorporated deep-learning based denoising in the post-processing of images for crisper images, and improved image quality for all Swoop® system sequences. In July 2024, we received 510(k) clearance from the FDA of the ninth-generation AI-powered Swoop® system software. This latest software update released to date significantly reduces scan times across multiple MR sequences without sacrificing image quality. Outside of the United States, the Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (CE Mark), the United Kingdom (UKCA Mark), Canada, Australia and New Zealand. In October 2024 and February 2025, we received CE Mark and UKCA Mark approval for the latest generation of software.

In the United States, after a medical device is authorized for marketing and placed in commercial distribution (or, for 510(k)-exempt products, placed into commerce without first obtaining FDA clearance or approval), numerous regulatory requirements apply. These general controls that must be met for all device classes include:

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
•
operating restrictions;
•
injunctions or consent decrees; and
•
civil or criminal prosecution.

We and any of our contract manufacturers, and some suppliers of components or device accessories, are required to manufacture medical device products in compliance with current good manufacturing practice requirements set forth in the QSR, unless explicitly exempted by regulation. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic pre-scheduled or unannounced inspections that may include registered manufacturing facilities of our manufacturer. Following such inspections, the FDA may issue reports known as Forms FDA 483 or Notices of Inspectional Observations, which list instances where the FDA investigator believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, which are notices of intended enforcement actions against the manufacturer. For less serious violations that may not rise to the level of regulatory significance, the agency may issue Untitled Letters. The FDA may take more significant administrative or legal action if a manufacturer continues to be in substantial noncompliance with applicable regulations.

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

Federal False Claims Act. The federal False Claims Act prohibits knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval by a federal healthcare program, knowingly making or using, or causing to be made or used, a false statement or record to obtain payment from the federal government, or avoiding, decreasing or concealing an obligation to pay money to the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory per-claim civil penalties and attorneys’ fees. Violation of the False Claims Act also can result in exclusion from government healthcare programs. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend false claim actions, even before the validity of the claim is established and even if the government decides not to intervene in the lawsuit. Healthcare companies may decide to agree to large settlements with the government and/or whistleblowers to avoid the cost and negative publicity associated with litigation. In addition, the Patient Protection and Affordable Care Act of 2010 amended federal law to provide that a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is possible for knowingly making or presenting a false or fictitious or fraudulent claim to the federal government.

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

State Analogs of Federal Fraud and Abuse Laws. Many U.S. states have their own laws intended to protect against fraud and abuse in the healthcare industry and more broadly. In some cases, these laws prohibit or regulate additional conduct beyond what federal law affects. Penalties for violating these laws can range from substantial fines to criminal sanctions.

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

U.S. and European Data Security and Data Privacy Laws

HIPAA’s administrative simplification provisions established comprehensive federal standards for the privacy and security of health information. In 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009, which expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements. HIPAA applies to health plans, healthcare clearing houses, and healthcare providers that conduct certain healthcare transactions electronically, which are referred to collectively as “Covered Entities”, as well as individuals or entities that perform services for Covered Entities involving the use, or disclosure of, individually identifiable health information or protected health information (“PHI”) under HIPAA. Such service providers are called “Business Associates.” Under HIPAA, as amended by the HITECH Act, HHS has issued regulations to protect the privacy and security of PHI used or disclosed by Covered Entities and Business Associates. HIPAA also regulates and standardizes the codes, formats and identifiers used in certain healthcare transactions and standardization of identifiers for health plans and providers, for example insurance billing. We are a Business Associate of our Covered Entity Customers in connection with the use of data and images to train AI algorithms as well as the provision of product maintenance and support services. Accordingly, we execute and must comply with HIPAA Business Associate Agreements and with HIPAA regulations applicable to Business Associates. Any non-compliance with HIPAA and HITECH could result in penalties and could adversely impact our business.

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

Significant civil and criminal fines and other penalties may be imposed for violating HIPAA directly, and in connection with acts or omissions of any agents, including a downstream Business Associate. Civil penalties are adjusted for inflation on an annual basis and can exceed one million dollars per year for failure to comply with a HIPAA requirement. A single breach incident can violate multiple requirements. Additionally, a person who knowingly obtains or discloses PHI in violation of HIPAA may face criminal penalties (including fines and imprisonment), which increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use PHI for commercial advantage, personal gain or malicious harm. Covered Entities are also subject to enforcement by state Attorneys General who were given authority to enforce HIPAA.

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

The HIPAA privacy and security regulations establish a uniform federal "floor" and do not preempt state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI. These laws overlap with HIPAA and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. The State of California, for example, has implemented comprehensive laws and regulations concerning health information and other personally identifiable information. The California Confidentiality of Medical Information Act (CMIA) imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Separately, the California Consumer Privacy Act of 2018 (the CCPA) went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered businesses and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. It also creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may result in increased privacy and information security enforcement in California. Although the law includes limited exceptions, including for PHI maintained by a Covered Entity or Business Associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may still regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (CPRA) went into effect January 1, 2023, amending the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data, and the CPRA expands the application of the CCPA to personal information of our California-based employees. It also created a new regulatory entity, the California Privacy Protection Agency, which is authorized to issue substantive regulations under the CPRA and in which may spearhead increased privacy and information security oversight and enforcement in California. Other states, such as Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah and Virginia have enacted their own omnibus consumer privacy laws similar to the CCPA, and other states are considering proposals for such laws, all of which increases the complexity of compliance and the risk of failures to comply.

In dealing with health information for the development of our technology or for commercial purposes, we are directly or indirectly affected by HIPAA and other federal and state-imposed health information privacy and security laws, including consumer protection laws and regulations, because these laws govern the collection, dissemination, use, access to, confidentiality and security of patient health information and regulate the ability of our customers and research collaborators to share health information with us. For example, Washington state recently enacted the “My Health My Data” Act which regulates a broad category called “consumer health data,” defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” Notably, the “My Health My Data” Act contains a private right of action, which is expected to increase litigation. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. We must also identify and comply with all applicable state laws for the protection of personal information with respect to employee information or other personal information that we collect.

With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, all fifty states have passed laws regulating the actions that a business must take if it experiences a data breach, as defined by state law, including prompt disclosure within a specified amount of time to affected individuals. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. Congress has also been considering similar federal legislation relating to data privacy and data protection.

In the European Union, increasingly stringent data protection and privacy rules have and will continue to have substantial impact on the use of personal and patient data across the healthcare industry. The EU General Data Protection Regulation, (“GDPR”), which took effect in May 2018, applies across the European Union and broader European Economic Area (“EEA”) and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR establishes fines and penalties that reach up to 20 million euros, or up to 4% of total global turnover of the preceding fiscal year, whichever is higher. The GDPR sets out a number of requirements that must be complied with when handling the personal data of such EEA-based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; rights for individuals to be “forgotten” and rights to data portability; rights to submit data access requests; the principal of accountability and demonstrating compliance through policies, procedures, training and audits; and a mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance measures. Noncompliance could result in the imposition of fines, penalties, data lockup or orders to stop noncompliant activities. We may be subject to the GDPR if we undertake operations in the EEA, offer products or services to individuals in the EEA or monitor the behavior of individuals within the EEA. Our research activities in the EEA currently implicate the GDPR and if we undertake commercial operations in the EEA, offer products or services to individuals in the EEA, or monitor the behavior of individuals within the EEA, we will have additional compliance obligations.

We could be subject to evolving European Union laws on data export, for transfers of data outside the EEA to, for example, group companies or third parties. The GDPR only permits exports of data outside the EEA to jurisdictions that ensure an adequate level of data protection. On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (a) called into question commonly relied upon data transfer mechanisms as between the European Union member states and the United States (such as the Standard Contractual Clauses) and (b) invalidated the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EEA to the United States. However, on July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-U.S. Data Privacy Framework, which provides EEA individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points raised in the Schrems II decision by the CJEU. The European Commission will continually review developments in the United States along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of data protection authorities in the EEA are difficult to predict. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

Relatedly, following the United Kingdom’s withdrawal from the European Union, the GDPR has been implemented in the United Kingdom (and referred to as the UK GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018, which implements certain derogations in the EU GDPR into United Kingdom law. Under the UK GDPR, companies not established in the United Kingdom but which process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or monitor the behavior of individuals in the United Kingdom will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR, and as such, may lead to similar compliance and operational costs with potential fines of up to 17.5 million pounds sterling or 4% of global turnover, whichever is higher. In June 2021, the European Commission issued a decision, which will sunset on June 27, 2025 without further action, that the United Kingdom ensures an adequate level of protection for personal data transferred under the EU GDPR from the European Union to the United Kingdom.

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

In addition, as previously noted, the UK left the EU on January 31, 2020 (referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement (“TCA”), which came into effect on January 1, 2021. The TCA does not specifically refer to medical devices. However, as a result of Brexit, the Medical Device Regulation will not be implemented in the UK, and previous legislation that mirrored the Medical Device Regulation in the UK law has been revoked. The regulatory regime for medical devices in the UK will continue to be based on the requirements derived from EU legislation, and the UK may choose to retain regulatory flexibility or align with the Medical Device Regulation going forward. CE markings will continue to be recognized in the UK, and certificates issued by EU recognized Notified Bodies will be valid in the UK, until the earlier of June 30, 2028 or the expiration of the certificate for devices compliant with the Medical Device Directive or until June 30, 2030 for devices compliant with the Medical Device Regulation. For medical devices placed on the UK market after this period, the UKCA marking will be mandatory. In contrast, UKCA marking and certificates issued by UK Notified Bodies will not be recognized on the EU market. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). Depending on which countries products will ultimately be sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in the UK.

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

We are an early-stage health technology company, and have incurred significant losses since Legacy Hyperfine and Liminal formed in 2014 and 2018, respectively, and expect to continue to incur losses in the future. We incurred net losses of $40.7 million and $44.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $294.4 million. These losses and accumulated deficit were primarily due to the substantial investments made to develop and improve our technology and products. Over the next several years, we expect to continue to devote substantially all of our resources towards commercialization of our products and continuing development efforts for improved and additional products. These efforts may prove more costly than we currently anticipate. We are generating product revenue but may never generate revenue sufficient to offset our expenses. In addition, as a public company, we will continue to incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we become profitable, will sustain profitability.

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
•
pricing actions, such as pricing adjustments we make to our business model;
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

The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. While the FDIC took control of Silicon Valley Bank (“SVB”) on March 10, 2023 and Signature Bank (“Signature Bank”) on March 12, 2023, we did not have any accounts with SVB or Signature Bank and therefore did not experience any specific risk of loss. Thus, we do not view the risk as material to our financial condition. However, the risk of loss in excess of insurance limitations has generally increased. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

Risks Related to Our Businesses

Our success depends upon market acceptance of our products and services, our ability to develop and commercialize existing and new products and services and generate revenues, and our ability to identify new markets for our technology.

We have developed, and are engaged in the development of, MRI solutions. We are commercializing our Swoop® system to address limitations of current imaging technologies. Our success will depend on the acceptance of our products and services in the United States and international healthcare markets. The marketplace may not be receptive to our products and services over competing products, including conventional MRI systems used in hospitals and imaging centers and physicians’ offices, and we may be unable to compete effectively. Factors that could affect our ability to successfully further commercialize our current products and services and to commercialize any potential future products and services include:

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

In addition, we expect that changing policies of and actions by the U.S. government will adversely affect the ability of certain of our current, or potential, customers or collaborators to purchase, maintain or retain our products and services. In particular, upon taking office in January 2025, the Trump administration effectively prevented the NIH from reviewing and awarding grants, or paying out funds under already awarded grants, including for research or other projects that involve our products and services. If this hold on government grants continues, or if the U.S. government takes any other actions to limit funds available for life science or healthcare research or other projects, we expect that it will affect certain of our current, or potential, customers and may have a material and adverse impact on our revenue, business, financial condition and results of operations.

We expect to generate a substantial portion of our revenue internationally in the future and may become subject to various additional risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

Revenue from non-U.S. countries was 51% of total revenue for the year ended December 31, 2024. We believe that a substantial percentage of our future revenue will come from international sources as we continue to commercialize our products and services, having received marketing authorization for brain imaging in several countries, including the European Union (CE Mark), the United Kingdom (UKCA Mark), Canada, Australia and New Zealand. We expect to continue to seek regulatory authorization for our products in additional jurisdictions, and we seek to expand our sales and marketing opportunities internationally. Our success will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

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

Additionally, the imposition of substantial tariffs by the United States on imports from various countries, including China, Canada, and Mexico, and the possible countermeasures by these countries could increase costs, disrupt the global supply chain, and create additional operational challenges. The uncertainty surrounding future trade relationships and the potential for increased market volatility and currency exchange rate fluctuations along with tariffs and trade regulations could have an adverse effect on our business.

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

On January 28, 2025, we implemented an organizational restructuring designed to decrease our costs and create a more streamlined organization to support our business priorities. As a result, we terminated approximately 14% of our global workforce. The restructuring affects employees predominantly in technical positions and is largely focused on internally-facing roles as we evolve from development stage to commercial stage. There can be no assurance that our restructuring will achieve the cost savings, operating efficiencies or other benefits that we may have initially expected. If our restructuring fails to achieve some or all of the expected benefits therefrom, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.

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

We rely on a single contract manufacturer, Benchmark, to test, assemble and supply our finished products. If Benchmark fails to fulfill its obligations under its existing contractual arrangements with us or does not perform satisfactorily, our ability to source our devices could be negatively and adversely affected.

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

Third-party suppliers utilized by our manufacturer, Benchmark have and may continue to impose pricing pressures. Because we currently also rely on Benchmark to manufacture, test and ship all of the Swoop® systems and on a limited number of suppliers to supply our components, including Benchmark to purchase the magnet used in the scanner from a single source supplier, such pricing pressures from a third party such as Benchmark have and could increase our costs and could force us to increase the prices of our products if we are unable to enter into alternative arrangements with other suppliers or manufacturers, potentially leading to decreased customer demand.

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

The healthcare industry in the United States is undergoing significant structural change and is rapidly evolving. Our products and services are offered on a business model, through the sale of device and service and support agreements which is still relatively new in the healthcare industry. If companies do not adopt to this business model and our device does not achieve widespread adoption, or if there is a reduction in demand for the purchase of our device and service and support agreements, our business, financial condition, and results of operations could be adversely affected. In addition, reduction in Medicaid or other healthcare reimbursements may impact our domestic customers which may eventually have an adverse impact on us. Other actions which have not yet been announced create uncertainty and are difficult to predict and or manage.

Quality problems could lead to recalls or safety alerts and/or reputational harm and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The quality of our products is very important to us and our customers due to the serious and costly consequences of product failure. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. Product or component failures, manufacturing nonconformities, design defects, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products, if they were to occur, could result in inaccurate imaging and safety risks. These problems could lead to the recall of, or the issuance of a safety alert relating to, our products, and could result in product liability claims and lawsuits.

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

We entered into Technology and Services Exchange Agreements (each, a “TSEA” and collectively, the “TSEA”) with other participant companies controlled by the Rothberg family. A TSEA by and among Butterfly Network, Inc., OrphAI Therapeutics Inc. (f/k/a AI Therapeutics, Inc.), Quantum-Si Incorporated, 4Bionics LLC, identifeye Health Inc. (f/k/a Tesseract Health, Inc.), Detect, Inc. (f/k/a Homodeus Inc.), Legacy Hyperfine and Liminal was signed in November 2020; a TSEA by and among Quantum-Si Incorporated, AI Therapeutics, Inc., 4Bionics LLC, identifeye Health Inc., Detect, Inc., Legacy Hyperfine and Liminal was signed in February 2021 (and which Protein Evolution, Inc. joined in August 2021); and a TSEA by and among Legacy Hyperfine, Liminal, OrphAI Therapeutics Inc., identifeye Health Inc. and Detect, Inc. was signed in July 2021 and became effective upon the closing of our December 2021 business combination. Under the TSEA, we and the other participant companies may, in their discretion, permit the use of certain non-core technologies, which include any technologies, information or equipment owned or otherwise controlled by the participant company that are not specifically related to the core business area of the participant, such as software, hardware, electronics, fabrication and supplier information, vendor lists and contractor lists, with the other participant companies. The TSEA provides that ownership of each non-core technology shared by us or another participant company will remain with the company that originally shared the non-core technology. In addition, any participant company (including us) may, in its discretion, permit its personnel to be engaged by another participant company to perform professional, technical or consulting services for such participant. Unless otherwise agreed to by us and the other participant company, all rights, title and interest in and to any inventions, works-of-authorship, idea, data or know-how invented, made, created or developed by the personnel (employees, contractors or consultants) in the course of conducting services for a participant company (“Created IP”) will be owned by the participant company for which the work was performed, and the recipient participant company grants to the party that had its personnel provide the services that resulted in the creation of the Created IP a royalty-free, perpetual, limited, worldwide, non-exclusive, sub-licensable (and with respect to software, sub-licensable in object code only) license to utilize the Created IP only in the core business field of the originating participant company, including a license to create and use derivative works based on the Created IP in the originating participant’s core business field, subject to any agreed upon restrictions.

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

Our long term strategy is to increase our international presence. We received marketing authorization for brain imaging in several countries, including the European Union (CE Mark), the United Kingdom (UKCA Mark), Canada, Australia and New Zealand. This strategy may include establishing and maintaining physician outreach and education capabilities outside of the United States and expanding our relationships with international customers. Doing business internationally involves a number of risks, including:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates, tariffs and overall economic conditions and uncertainties. For instance, if inflation, tariffs or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers. Inflation could also adversely affect the ability of our customers to purchase our products. An economic downturn could result in a variety of risks to our business, including weakened demand for our products and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers and suppliers, possibly resulting in supply disruption, or cause future customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As of December 31, 2024, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $195.1 million, of which $12.1 million will begin to expire in 2034 if not utilized. As of December 31, 2024, Liminal had federal NOLs to offset future taxable income of approximately $15.6 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Our existing NOLs may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes, including our December 2021 business combination and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Before a new medical device, or a significant modification of a medical device, including a new use of or claim for an existing product, can be marketed in the United States, we must first receive either 510(k) clearance or premarket approval (“PMA”) from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. Hyperfine received 510(k) clearance from the FDA for its portable MRI system in 2020. In February and October 2023, the Company received 510(k) clearances from the FDA for its Swoop® system AI-powered software. The combination of these two software updates, incorporated deep-learning based denoising in the post-processing of images for crisper images, and improved image quality for all Swoop® system sequences. In July 2024, we received 510(k) clearance from the FDA of the ninth-generation AI-powered Swoop® system software. This latest software update released to date significantly reduces scan times across multiple MR sequences without sacrificing image quality. Outside of the United States, the Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (CE Mark), the United Kingdom (UKCA Mark), Canada, Australia and New Zealand. In October 2024 and February 2025, the Company received CE Mark and UKCA Mark approval for the latest generation of software. All of our revenue to date has been generated from sales of the Swoop® system and related services.

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

Some of our new or modified products will require FDA clearance of a 510(k) notification or FDA approval of a PMA application. The FDA may refuse our requests for 510(k) clearance or PMA of new products or may not clear or approve these products for the indications that are necessary or desirable for successful commercialization. Early-stage review may also result in delays or other issues. For example, the FDA has issued guidance intended to explain the procedures and criteria used in assessing whether 510(k) and PMA submissions should be accepted for substantive review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to inform 510(k) and PMA submitters if the submission is administratively complete, or if not, to identify the missing element(s). Submitters are given the opportunity to provide the FDA with any information identified as missing. If the information is not provided within a specified time, the submission will not be accepted for FDA review. The FDA may also change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to gain clearance or approval for modifications to our currently approved or cleared products in a timely manner. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

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

For example, the FDA and other government agencies have been focusing on the cybersecurity risks associated with certain medical devices and encouraging device manufacturers to take a more proactive approach to assessing the cybersecurity risks of their devices both during development and on a periodic basis after the devices are in commercial distribution. These regulatory efforts could lead to new FDA requirements in the future or additional product liability or other litigation risks if any of our products is considered to be susceptible to third-party tampering. In December 2016, Congress passed the 21st Century Cures Act, which made multiple changes to the FDA’s rules for medical devices as well as for clinical trials, and in September 2022, Congress passed the Medical Device User Fee reauthorization package, which affects medical device regulation both pre- and post-approval and could have certain impacts on our business. In recent years, the FDA has also considered a series of efforts to modernize and streamline the 510(k) notification and regulatory review process and monitoring post-market safety. For example, in October 2022, FDA announced that 510(k) applications may be submitted electronically using the electronic submission template and resource, or eSTAR. Further, changes in the FDA 510(k) process could make clearance more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain clearance for our products. More broadly, future legislation or regulation may materially impact the ability of the FDA, and other regulatory agencies with jurisdiction over medical products or services, to operate as they have historically operated.

It is unclear at this time whether and how various activities initiated or announced by the FDA to modernize the U.S. medical device regulatory system could affect our business, as some of the FDA’s new medical device safety and innovation initiatives have not been formalized and remain subject to change.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, mass layoffs, or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent our products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business relies, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities during that period. In early 2025, following the inauguration of President Trump, the Trump Administration began terminating federal government employees, including at the FDA. The impact of mass layoffs at the agency and other governmental offices with which we interact is unclear at this time. However, it is expected that with a proposed reduction in staff of up to 50%, the FDA in the future may be unlikely to meet its application review goals or to continue to be available for timely interactions with medical product developers. It is currently unclear how the U.S. medical device industry will be affected by the Trump Administration’s major changes to the FDA and the federal government as a whole. Separately, during the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the agency has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates, and any resurgence of the virus or emergence of new infectious disease outbreaks may lead to future inspectional delays. Regulatory authorities outside the United States may adopt similar policy measures in response to emerging infectious disease outbreaks, epidemics, or pandemics. If a prolonged government shutdown or slowdown occurs, or if global health concerns similar to COVID-19 prevent the FDA or other regulatory agencies from conducting their regular inspections, review, or other regulatory activities, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If we fail to obtain regulatory authorizations in other countries for existing products or products under development, we will not be able to commercialize these products in those countries.

In order for us to market our products in countries outside of the United States, we must comply with extensive safety and quality regulations in other countries regarding the quality, safety and efficacy of our products. These regulations, including the requirements for marketing authorizations, and the time required for regulatory review, vary from country to country. Failure to obtain regulatory authorization in any foreign country in which we plan to market our products may harm our ability to generate revenue and harm our business. Marketing authorization requirements vary between countries and can involve additional product testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA clearance or other marketing authorization. The regulatory process in other countries may include all of the risks detailed above regarding FDA clearance in the United States. Regulatory authorization of a product in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory authorization in one country may negatively impact the regulatory process in others. Failure to obtain regulatory authorization in other countries or any delay or setback in obtaining such authorization could have the same adverse effects described above regarding FDA clearance or approval in the United States.

The primary regulatory environment in Europe is that of the European Economic Area (“EEA”), which is comprised of the Member States of the European Union, plus Iceland, Liechtenstein and Norway. In 2023, our Swoop® system received approval in the European Union (CE Mark). In October 2024, our latest generation of AI-powered Swoop® system software received CE approval under the European Medical Device Regulation (MDR, EU No. 2017/745). The Medical Device Regulation became fully effective on May 26, 2021. The Medical Device Regulation includes elements intended to strengthen the conformity assessment procedures, assert greater control over notified bodies and their standards, increase overall system transparency, and impose more robust device vigilance requirements on manufacturers and distributors. These new requirements may have an effect on the way we design and manufacture product and products candidates and conduct our business in the EEA. For example, as a result of the continuing transition towards the Medical Device Regulation, Notified Body review times have lengthened, and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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

We rely on contract manufacturers and component suppliers to provide the specific components and manufacturing services necessary to produce our finished medical devices and any future product candidates. This reliance also results in our reduced control over the manufacture of our devices and the protection of our trade secrets and know-how from misappropriation or inadvertent disclosure, which may adversely affect our future business prospects. Nevertheless, as the developer of the devices, we continue to have regulatory obligations to maintain oversight of our contract manufacturers to ensure compliance with, among other things, contractual obligations, specifications, and applicable quality system requirements.

When producing and distributing commercial medical device products, we, our contract manufacturer, and certain of our component suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”), which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, shipping and servicing of our devices. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic, sometimes unannounced, inspections by the FDA. We cannot assure investors that our facilities or our third-party manufacturers’ or suppliers’ facilities would pass any future quality system inspection. Failure by us or our third-party manufacturers or component suppliers to adhere to QSR requirements or take adequate and timely corrective action in response to an adverse quality system inspection finding could delay production of our products and lead to fines, difficulties in obtaining marketing authorizations for our products, recalls, or enforcement actions, including but not limited to injunctive relief or consent decrees, or other consequences, which could have a material adverse effect on our business, financial condition or results of operations. Any such failure, including the failure of our current or any future contract manufacturers to achieve and maintain the required high manufacturing standards, could result in further delays or failures in product testing or delivery, cost overruns, increased warranty costs or other problems that could harm our business and prospects.

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

In complying with the applicable medical device regulations of the FDA and other comparable foreign regulatory authorities, we and our contact manufacturers, and any components suppliers to which such regulations apply, must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and regulatory requirements. Although our agreements with our contract manufacturers and component suppliers require them to perform according to applicable regulatory requirements, such as those relating to quality system controls, we cannot control the conduct of our contract manufacturers or component suppliers to implement and maintain these standards. If our contract manufacturers or component suppliers do not successfully carry out their contractual duties, meet expected deadlines or manufacture our devices in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to support the commercialization of any of our devices for which we have or may obtain marketing authorization, we may not be able to produce, or may be delayed in producing devices sufficient to meet our supply requirements. Any delays in obtaining adequate supplies on adequate terms with respect to our devices, due to manufacturing issues, global trade policies, or for other reasons, could make it more difficult and costly to obtain marketing authorization for new products, or to produce, market and distribute our existing, authorized products.

Our current or future products may be subject to product recalls even after receiving FDA clearance or approval. A recall of our products, either voluntarily or at the direction of the FDA, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we or our third-party manufacturers fail to comply with relevant regulations pertaining to, among other things, manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. For example, under the FDA’s Medical Device Reporting regulations, we are required to report to the FDA any incident in which our marketed products may have caused or contributed to a death or serious injury or in which our marketed products malfunctioned in a manner likely to cause or contribute to death or serious injury if that malfunction were to recur. Repeated adverse events or product malfunctions may result in a voluntary or involuntary product recall, or administrative or judicial seizure or injunction, when warranted. A government-mandated recall may be ordered if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. In general, if we decide to make a change to our marketed product, we are responsible for determining whether to classify the change as a recall. It is possible that the FDA could disagree with our initial classification. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. If a change to a device addresses a risk to health associated with the device or a violation of the federal FDCA, that change would generally constitute a medical device recall and require submission of a recall report to the FDA.

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

It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of our products could be impaired. Although our policy is to refrain from making statements or from disseminating promotional material that could be considered off-label promotion of our commercial medical device products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us, and harm our reputation. Court decisions in the United States have impacted the FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations, although there are still significant risks in this area in part due to potential False Claims Act exposure. Further, this area is subject to ongoing policy changes at the federal level, resulting in some degree of uncertainty for regulated businesses. For example, in August 2021 the FDA issued a final rule revising the agency’s regulation governing the types of evidence relevant to determining the “intended use” of a drug or device under the FDCA, which has significant implications for when a manufacturer or distributor has engaged in off-label marketing.

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

While we believe and strive to ensure that our business arrangements with third parties and other activities and programs comply with all applicable laws, these laws are complex, and our activities may be found not to be compliant with one or more of these laws, which may result in significant civil, criminal and/or administrative penalties, fines, damages and exclusion from participation in government healthcare programs. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the Office of Inspector General for the U.S. Department of Health and Human Services (“HHS-OIG”), CMS, and the Department of Justice, or may be subject to whistleblower lawsuits under federal and state false claims laws. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits of the Company to ensure compliance with various supplier standards and billing requirements.

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

There are a number of federal and state laws protecting the confidentiality of certain health information and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated privacy rules and security standards and breach notification rules under HIPAA. These rules protect medical records and other identifiable health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of the uses and disclosures of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose of the use or disclosure. When we provide services to our customers involving access to information protected under HIPAA, such as troubleshooting and maintenance of our products, we are functioning as a “business associate” under HIPAA, obligated to comply with much of HIPAA’s privacy rule, all of HIPAA’s security standards and also HIPAA breach notification requirements. As a business associate, we are subject to direct enforcement by the HHS Office for Civil Rights and state attorneys general, and we are also subject to audit and investigation. If we are found to be in violation of applicable HIPAA requirements, we could subject our customers or healthcare provider partners to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, artificial intelligence, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in customer growth or engagement, or otherwise harm our business.

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

In the ordinary course of our business, we collect and store sensitive data, personal data of individuals, and intellectual property and proprietary business information owned or controlled by us, our customers and other third parties. This data encompasses a wide variety of business-critical information, including research and development information, commercial information, and business and financial information. We face four primary risks relative to protecting this critical information: loss of access; inappropriate disclosure; inappropriate modification; and inadequate monitoring of our controls over the first three risks.

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

Geopolitical tensions or conflicts, and the increased adoption of AI technologies, may further heighten the risk of cyber-attacks. Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges, including the possibility of creating new attack methods for adversaries. The use of AI to support business operations carries inherent risks related to data privacy, intellectual property, and security, such as intended, unintended, or inadvertent transmission of proprietary, confidential, or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support. If we fail to implement adequate safeguards, the use of AI may introduce additional operational vulnerabilities by producing inaccurate outcomes based on flaws in the underlying data or methodologies, or unintended results.

Any such security breach or interruption, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in the loss, misappropriation, corruption or unauthorized access of data, enforcement actions by U.S. states, the U.S. federal government or foreign governments, liability or sanctions under data privacy laws that protect personal data, regulatory penalties, litigation, including potential class action litigation, the incurrence of significant remediation costs, increases to insurance premiums, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to us and our brands’ reputation, any of which could harm or have an adverse effect on our financial position and results of our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

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

Further, unauthorized access, loss or dissemination of sensitive personal data, such as health information, could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business and reputation. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data, information systems, or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our products could be delayed.

There can be no assurance that we will not be impacted cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of health information or other data subject to privacy laws, or disrupt our information systems, devices or business, including our ability to deliver services to our customers. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. In addition to risks affecting our own systems, we could also be negatively impacted by a security breach impacting a third party’s network and affecting us, such as our third-party vendors and service providers. In the event that these third parties do not adequately safeguard our data, cybersecurity incidents could result and negatively impact our business, operations, and financial results.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Future legislative and regulatory proposals to further reform healthcare or reduce healthcare costs may prevent, limit or delay regulatory authorization of our product candidates or even lower reimbursement for the procedures associated with the use of our approved device products. More broadly, such future legislation or regulation may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products and services. Coverage and reimbursement by third-party payors, including managed care organizations, other private health insurers and government healthcare programs, such as Medicare and Medicaid, for our products can be limited and uncertain. If third-party payors do not provide coverage and adequate reimbursement for our products and services, our potential for growth and our ability to collect revenue for these products and services could be limited and our results of operations may be materially and adversely affected. Additionally, there can be no assurance that current levels of reimbursement will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third parties will not adversely affect the demand for our products and services or our ability to sell products and provide services on a profitable basis. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be.

Furthermore, the adoption of significant changes to the healthcare system in the United States, the EEA or other jurisdictions in which we may market our products and services, could limit the prices we are able to charge for our products and services or the amounts of reimbursement available for our products and services, could limit the acceptance and availability of our products and services, reduce medical procedure volumes and increase operational and other costs. In addition, the pricing or profitability of healthcare products in certain foreign jurisdictions is subject to government controls and other measures that have been prepared by legislators and government officials. While we cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the adoption of any such proposals or reforms could adversely affect the commercial viability of our existing and potential products.

In December 2022, the U.S. Congress enacted the Consolidated Appropriations Act for 2023, an omnibus appropriations bill, which included amendments to the FDCA under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”). In addition to the requirement that sponsors of pivotal trials submit diversity action plans for pivotal trials (as described in “Item 1. Business - Government Regulation”), FDORA included new requirements for cyber devices, defined as any medical device that is or includes software that is validated, installed, or authorized by the manufacturer; can connect to the internet; and may be vulnerable to cybersecurity threats. Under the FDORA amendments to the FDCA, any application for marketing authorization of the cyber device must include a software bill of materials and a cybersecurity plan describing the methods by which the manufacturer will monitor, identify and address cybersecurity vulnerabilities. Any failure by a cyber device manufacturer to comply with applicable cybersecurity requirements is considered a violation of the FDCA and will subject the manufacturer to enforcement actions and possibly legal sanctions.

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

We cannot predict what other healthcare programs and regulations will ultimately be implemented in the United States, at the federal or state level, or in foreign jurisdictions where we market our devices, nor can we predict the effects of any such future legislation or regulation on our business, financial condition and results of operations.

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

Risks Related to Our Securities and to Being a Public Company

We have in the past experienced material weaknesses in our internal control over financial reporting, and if we experience such material weaknesses in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to report our financial condition, results of operations or cash flows accurately or in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and, as a result, materially and adversely affect our business and the value of our Class A common stock.

We have in the past experienced material weaknesses in our internal controls over financial reporting that have required us to expend substantial time and effort to remediate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. During the years ended December 31, 2023 and 2022, we undertook remediation measures related to the previously identified material weakness in internal control over financial reporting, which we believe allowed us to successfully remediate and strengthen our internal control over financial reporting. During the second quarter of 2023, we completed testing of the operating effectiveness of the controls and concluded that the material weaknesses were remediated as of June 30, 2023. Based on these measures, we believe that the previously reported material weaknesses have been remediated. However, completion of remediation procedures for the material weaknesses does not provide assurance that our process and controls will continue to operate properly or that our financial statements will be free from error.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Material weaknesses could result in material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financing reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reporting, the market price of our Class A common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

If we identify any material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures that may be taken in the future, will be sufficient to avoid potential future material weaknesses.

In addition, we may face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our Consolidated Financial Statements. We can provide no assurance that such litigation or disputes will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Future sales of substantial amounts of our Class A common stock, or the possibility that such sales could occur, could adversely affect the market price of our Class A common stock.

Future sales in the public market of shares of our Class A common stock, including shares issued upon exercise of our outstanding stock options or warrants, or the perception by the market that these sales could occur, could lower the market price of our Class A common stock or make it difficult for us to raise additional capital.

In November 2023, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we registered for sale up to $150 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine (the “Shelf Registration Statement”). The Shelf Registration Statement also includes a prospectus covering up to an aggregate of $50.0 million in shares of Class A common stock that we may issue and sell from time to time, through B. Riley Securities, Inc. (“B. Riley”) acting as our sales agent, pursuant to the sales agreement that we entered into with B. Riley in November 2023 (the “Sales Agreement”), for our “at-the-market” equity program. As of December 31, 2024, a total of 771,721 shares of our Class A common stock, for total gross proceeds of $881 thousand and net proceeds of $828 thousand, have been issued and sold under the Sales Agreement. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a twelve-month period, we were previously limited in how much we could sell under the Shelf Registration Statement. As of the filing of this Annual Report on Form 10-K, we have a public float of greater than $75 million. Accordingly, we are no longer limited by the “baby shelf rules,” and may freely use the Shelf Registration Statement, which could cause our stockholders to experience dilution or could cause the price of our Class A common stock to decline

Additionally, on February 11, 2025, we entered into a securities purchase agreement with certain institutional investors (the “Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering directly to the Investors: (i) 4,511,278 shares (the “Shares”) of our Class A common stock and (ii) warrants to purchase up to 4,511,278 shares of our Class A common stock (the “Warrants”). Each Share and accompanying Warrant were sold together at a combined offering price of $1.33. The aggregate gross proceeds from the Offering were approximately $6.0 million before deducting the placement agent’s fees and offering expenses.

Upon exercise or conversion, the shares underlying the Warrants and outstanding options may be resold into the public market. In the case of outstanding securities that have exercise or conversion prices that are below the market price of our Class A common stock from time to time, our stockholders would experience dilution upon the exercise or conversion of these securities. Any such resales into the public market could place downward pressure on the price of our Class A common stock

We could fail to maintain the listing of our Class A common stock on Nasdaq, which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

The Nasdaq Stock Market has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. In May 2024, we received written notice from Nasdaq notifying us that, because the closing bid price for our Class A common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer met the minimum bid price requirement for continued inclusion on The Nasdaq Global Market. On July 24, 2024, we received written notice from Nasdaq that we were back in compliance with the bid price requirement. Although we have since regained compliance with the bid price requirement and our Class A common stock continues to trade on The Nasdaq Global Market, there can be no assurance that we will be able to maintain compliance with the bid price requirement or other Nasdaq requirements in the future. If we are not able to maintain compliance with Nasdaq requirements, our Class A common stock may be delisted from Nasdaq, which could have a material adverse effect on us and our stockholders, including by reducing the liquidity of our shares and having a material adverse effect on our ability to raise capital or complete a strategic transaction.

Because we are a “controlled company” within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” under the Nasdaq listing rules. As of February 15, 2025, Dr. Rothberg controls approximately 83% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” under the Nasdaq rules and are not subject to the requirements that would otherwise require us to have: (i) a majority of our board of directors consist of independent directors; (ii) director nominees selected, or recommended for our board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors; and (iii) a compensation committee comprised solely of independent directors.

Dr. Rothberg may have his interest in the Company diluted due to future equity issuances or his own actions in selling shares of our Class B common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. Additionally, in June 2024, our stockholders voted to approve an amendment to our certificate of incorporation, as amended (the “Charter”), to add a provision with respect to the automatic conversion of our Class B common stock effective as of December 22, 2028, which is seven years from the date of the closing of our Business Combination, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing rules.

The dual class structure of our common stock has the effect of concentrating voting power with Jonathan M. Rothberg, Ph.D., the Founder of Legacy Hyperfine and Liminal and a member of our board of directors, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. Dr. Rothberg and his permitted transferees hold all of the issued and outstanding shares of our Class B common stock, and as of February 15, 2025, Dr. Rothberg holds approximately 83% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of shares of our Class A common stock. If additional shares of our Class B common stock are issued, your shares of Class A common stock and your votes may be significantly diluted.

Potential conflicts of interest may arise among the holders of our Class B common stock and the holders of our Class A common stock.

Dr. Rothberg and his permitted transferees hold all of our Class B common stock. As a result, conflicts of interest may arise among Dr. Rothberg, on the one hand, and the Company and holders of our Class A common stock on the other hand. Dr. Rothberg has the ability to influence our business and affairs through his ownership of the high vote shares of our common stock, his general ability to elect our board of directors, and provisions in our Charter, requiring his approval for certain corporate actions (in addition to approval by our board of directors). If the holders of our Class A common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.

As described above, in June 2024, our stockholders voted to approve an amendment to our Charter to add a provision with respect to the automatic conversion of our Class B common stock effective as of December 22, 2028.

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

Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with our company or our directors, officers or other employees.

Our Charter provides that, unless we consent to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of us; (ii) action asserting a claim of breach of a fiduciary duty owed by, or any other wrongdoing by, any current or former director, officer, other employee or stockholder of us; (iii) action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law ("DGCL") or our Charter or our bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery; (iv) action to interpret, apply, enforce, or determine the validity of any provisions in the certificate of incorporation of bylaws; or (v) action asserting a claim governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Subject to the foregoing, the federal district courts of the United States are the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring or holding an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our Charter. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with our company or our directors, officers or other employees or stockholders, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. For example, it is difficult to predict what impact, if any, changes in federal laws and policies, including those relating to tax, environmental, labor and employment, will have on our business and industry, the economy as a whole, consumer confidence and discretionary spending. Further, a prior ruling by the Court of Chancery in Delaware introduced uncertainty as to whether Section 242(b)(2) of the DGCL required a separate vote in favor of at least a majority of the outstanding shares of Class A common stock, in addition to a vote in favor of at least a majority of the outstanding shares of Class A and Class B common stock, voting together as a single class, to properly authorize shares of Class A common stock. In connection with the Business Combination, our stockholders authorized an increase in the number of shares of Class A common stock under Cayman Islands law, our jurisdiction at the time of the stockholder vote. Accordingly, we do not believe that the Delaware ruling applies to us. However, any failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations. Claims alleging that a portion of our Class A common stock was not authorized could lead to shares of our Class A common stock being voidable and have a material adverse effect on us and our prospects. In addition, uncertainty with respect to our capitalization resulting from the Court of Chancery’s ruling referenced above could have a material adverse impact on us, including on our ability to complete equity financing transactions or issue stock-based compensation to our employees, directors and officers until the underlying issues are definitively resolved. This uncertainty could impair our ability to execute our business plan, attract and retain employees, management and directors and adversely affect our commercial relationships.

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

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of our business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Class A common stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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

The registration statement relating to all of the registration rights set forth above was initially filed on January 24, 2022 and declared effective by the SEC on February 1, 2022. The post-effective amendment to the registration statement filed on January 24, 2023 was declared effective by the SEC on January 30, 2023. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock.

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

We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. As discussed in more detail under “Cybersecurity Governance; Management” below, our board of directors and our audit committee provide oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Compliance Officer, Chief Administrative Officer, Chief Operating Officer, Security Officer, Data Protection Officer, Senior Director of Cybersecurity and IT, and Governance Risk and Compliance Manager.

We also identify our cybersecurity threat risks by comparing our processes to standards established by HITRUST and SOC2 frameworks and any findings resulting from penetration testing and threat modeling conducted by third party service providers. To provide for the confidentiality, integrity, and availability of critical data and information systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following internal security measures:

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

In the last three fiscal years, we have not experienced any material cybersecurity incidents and any expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none. As needed, we will contract a professional cybersecurity investigation firm to conduct a full forensic analysis of any suspected material incident. To date, we have concluded that there has not been any evidence of material concern involving malware, persistence mechanisms or other compromised exchange of on-premises accounts within the Company’s environment.

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

At least quarterly, our audit committee receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Our audit committee generally receives materials that include a cybersecurity scorecard and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our Chief Compliance Officer, Chief Administrative Officer, Chief Operating Officer, Security Officer, Data Protection Officer, Senior Director of Cybersecurity and IT, and Governance Risk and Compliance Manager. Such individuals have collectively over 50 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. Our audit committee is also designated to receive prompt and timely information regarding any material cybersecurity incident that meets reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

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

Item 2. PROPERTIES

We currently maintain our principal executive offices and a warehouse at 351 New Whitfield Street, Guilford, Connecticut 06437. We also occupy office space in Palo Alto, California. We lease office space under operating leases. We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on The Nasdaq Global Market under the symbol “HYPR”.

Stockholders

As of March 3, 2025, we had 62,776,930 outstanding shares of Class A common stock held by approximately 98 holders of record, 15,055,288 outstanding shares of Class B common stock held by approximately six holders of record, and no outstanding shares of preferred stock.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [RESERVED]

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HYPERFINE

The following discussion and analysis of the financial condition and results of operations Hyperfine, Inc. and its subsidiaries (for purposes of this section, collectively referred as the “Company”, “we,” “us” and “our”) should be read together with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, together with the related notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are an innovative health technology business with a mission to revolutionize patient care globally through accessible, affordable, clinically relevant artificial intelligence (“AI”)-powered portable ultra-low-field (“ULF”) magnetic resonance (“MR”) brain imaging. Our Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. Our Swoop® system is designed to transform brain MR for the patient, the clinician and the provider, enabling a highly differentiated experience for patients, timely imaging for clinicians, and favorable economics for hospital administrators. The Swoop® system is a portable, ULF MRI device for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions in various care settings where conventional MRI devices are inaccessible or when they are not readily available. The easy-to-use interface and portable design of our Swoop® system make it easily and readily accessible anywhere in a hospital, clinic, or patient care site and it does not require any special facilities accommodations nor specialized personnel to operate safely. ULF MR does not expose patients to harmful ionizing radiation and compares favorably in this regard to X-ray computed tomography (“CT”) or positron emission tomography (“PET”).

The demand for MR imaging has been increasing due to the aging population and the rising prevalence of neurological, neurodegenerative, and cardiovascular conditions, recent approval of new Alzheimer’s medications, as well as the trends towards decentralized healthcare in mature, as well as low- and middle-income countries. Healthcare professionals and insurers recognize imaging as an effective, non-invasive diagnostic tool for evaluation and ongoing monitoring. The Swoop® system is the next generation brain imaging device designed to increase access to MRI in a cost-effective manner. We believe our market opportunity is significant across the multiple sites of care where the Swoop® system brings clinical and economic value. We estimate in the United States alone that our total addressable market for Swoop® system device placements is more than $16 billion.

Despite their advantages, many healthcare institutions worldwide lack the facilities, specialized operators, and capital necessary to acquire, maintain, and staff expensive conventional MRI devices. The Swoop® system is the first FDA-cleared, portable, ULF, MR brain imaging system and is capable of providing imaging at multiple sites of care, such as intensive care units, clinics, emergency departments or physicians’ offices, and can inform the timely detection, diagnosis, monitoring, and treatment of acute and chronic conditions inside and outside the hospital. We designed the Swoop® system to address the limitations of conventional imaging technologies and make brain MR imaging accessible nearly anytime and anywhere across professional healthcare settings. We believe the adoption of the Swoop® system by healthcare professionals has clinical and economic benefits throughout healthcare communities in both high and low resource settings.

The Swoop® system is AI-powered and integrates deep learning, a form of AI in the reconstruction pipeline of T1, T2, diffusion-weighted Imaging (“DWI”), and fluid-attenuated inversion recovery (“FLAIR”) sequences. The integration of deep learning does not require any additional steps from the user. As a result, deep learning can enhance the image quality and, consequently, the diagnostic value of images generated at ULF. The algorithms are designed to improve ULF image quality, while reducing the impact of scan artifacts. The images created with these algorithms were validated by expert radiologists. The Swoop® system is used clinically every day as the first mover in the field of AI-powered portable MRI, and the install base continues to expand. The learnings from this market experience have served to improve our software, AI, and denoising algorithms resulting in the image quality and performance improvements of our product over the nine generations of software since our initial clearance. As we move forward, we are continuously investing in improving our AI-powered image quality and leveraging each imaging-focused software release to further improve the Swoop® system performance. Furthermore, as of February 15, 2025, we possess a portfolio of 185 issued patents worldwide and 150 patents pending.

Our Swoop® system received initial 510(k) clearance for brain imaging from FDA in 2020. In February and October 2023, we received 510(k) clearances from the FDA for our Swoop® system AI-powered software. The combination of these two software updates incorporated deep-learning based denoising in the post-processing of images for crisper images, and improved image quality for all Swoop® system sequences. In July 2024, we received 510(k) clearance from the FDA of the ninth-generation AI-powered Swoop® system software. This latest software update released to date significantly reduces scan times across multiple MR sequences without sacrificing image quality. Outside of the United States, the Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (CE Mark), the United Kingdom (UK Conformity Assessment (“UKCA

Mark”)), Canada, Australia and New Zealand. In October 2024 and February 2025, we received CE Mark and UKCA Mark approval for the latest generation of software.

Recent Developments

On January 28, 2025, we implemented an organizational restructuring designed to decrease our costs and create a more streamlined organization to support our business priorities. As a result, we have terminated approximately 14% of our global workforce. The restructuring affects employees predominantly in technical positions. In connection with the restructuring, we estimated that we will incur up to $0.4 million of costs, consisting primarily of cash severance costs, other severance benefits and other related restructuring costs. We expect to substantially complete the restructuring in the first quarter of 2025.

On February 11, 2025, we entered into a securities purchase agreement with the Investors, pursuant to which we agreed to issue and sell, in the Offering: (i) 4,511,278 shares of our Class A common stock and (ii) warrants to purchase up to 4,511,278 shares of our Class A common stock. Each share and accompanying warrant were sold together at a combined offering price of $1.33. The aggregate gross proceeds to us from the Offering were $6.0 million before deducting the placement agent’s fees and offering expenses.

Key Performance Metrics

Management reviews and analyzes several key performance measures including Total revenues, and Total Swoop® system units sold. These measures are reviewed and analyzed to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions.

Total revenues were $12.9 million for the year ended December 31, 2024, an increase of $1.9 million, or 17%, from the year ended December 31, 2023, primarily driven by increases in Swoop® system units sold and service revenues. See "Results of Operations - Sales" below for further information. Total Swoop® system units sold were 48 units for the year ended December 31, 2024, an increase of 11 units, or 30%, from the year ended December 31, 2023.

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

Commercialization efforts of the Swoop® system

Our results have included revenue from the United States and outside the United States. Our Swoop® system received initial 510(k) clearance from the FDA in 2020. Initially, we have been focused on executing contracts with U.S. hospitals and hospital systems. We have built a direct sales and field support organization in the United States who are working in strong collaboration to increase adoption, support successful implementations and support routine use at expanded customer sites. In 2025, we plan to expand our commercial focus beyond our initial call point of critical care in the hospital into hospital emergency departments, hospital-based neurology clinics and outside the hospital in neurology offices.

Expand sales in international markets

The countries in which we have begun commercializing our Swoop® system include Canada, certain European markets, Australia, and New Zealand. We obtained a Medical Device License issued by Health Canada, UKCA Mark certification in the United Kingdom, CE Mark in the EU, and regulatory authorization in Australia and New Zealand. The Swoop® system CE mark and UKCA mark approval of the latest AI-powered Swoop® system software in October 2024 and February 2025, enables a broader European commercial expansion of the Swoop® system, bringing cutting-edge brain imaging technology to new global markets. Further we are executing on a global expansion strategy, broadening access to MR brain imaging in regions with large populations, low penetration of MRI, and significant unmet healthcare needs.

Our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and timely management of health conditions worldwide is furthermore advanced by grant funding from the BMGF. Through our engagement with the BMGF, we have deployed the Swoop® system in low-middle income settings without readily-accessible MRI technology. During 2020 and 2021, we were awarded multiple grants totaling $4.9 million from the BMGF for the provision and equipping of sites with our portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants were designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. These grants were designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021 and was completed by February 2024. In May 2023, we were awarded an additional $3.4 million grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. During the year ended December 31, 2024, we completed and fulfilled grant deliverables and milestones amounting to $1.7 million and we received cash grant funding of $1.1 million.

Description of Certain Components of Financial Data

Sales

We derive our sales from the following sources: device sales and service sales, as described in more detail below. Our revenue recognition policies are discussed in more detail under “Summary of Significant Accounting Policies” in Note 2 to our consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023 included elsewhere in this Annual Report on Form 10-K.

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

Provision for income taxes

We utilize the asset and liability method of accounting for income taxes, as set forth in Accounting Standards Codification (“ASC”) 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the net deferred tax assets will not be realized. We recorded a full valuation allowance as of December 31, 2024 and 2023. Based on available evidence, we believe that it is more-likely-than-not that we will be unable to utilize all of our deferred tax assets in the future.

Results of Operations

The following is a discussion of our results of operations for the periods shown below, and our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 in our consolidated financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2024 and 2023 ($ Amounts in thousands)

	Year Ended December 31,		Change
($ Amounts in thousands)	2024	2023	%
Sales
Device	$10,450	$8,746	19.5%
Service	2,440	2,286	6.7%
Total sales	$12,890	$11,032	16.8%
Cost of Sales
Device	$5,387	$4,463	20.7%
Service	1,612	1,812	(11.0)%
Total cost of sales	$6,999	$6,275	11.5%
Gross margin	5,891	4,757	23.8%
Operating expenses:
Research and development	$22,499	$22,493	0.0%
General and administrative	17,494	20,276	(13.7)%
Sales and marketing	9,122	10,103	(9.7)%
Total operating expenses	49,115	52,872	(7.1)%
Loss from operations	$(43,224)	$(48,115)	(10.2)%
Interest income	$2,492	$3,842	(35.1)%
Other expense, net	12	35	(65.7)%
Loss before provision for income taxes	$(40,720)	$(44,238)	(8.0)%
Provision for income taxes	—	—
Net loss and comprehensive loss	$(40,720)	$(44,238)	(8.0)%

Sales

	Year Ended December 31,		Change
	2024	2023	Amount	%
Device	$10,450	$8,746	$1,704	19.5%
Service	2,440	2,286	154	6.7%
Total sales	$12,890	$11,032	$1,858	16.8%

Device sales increased by $1.7 million, or 19.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in device revenue is mainly due an increase in units sold.

Service sales increased by $0.2 million, or 6.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase is mainly due to the increased unit install-base.

Cost of sales

	Year Ended December 31,		Change
	2024	2023	Amount	%
Device	$5,387	$4,463	$924	20.7%
Service	1,612	1,812	(200)	(11.0)%
Total cost of sales	$6,999	$6,275	$724	11.5%
Percentage of revenue	54.3%	56.9%

Cost of device sales increased by $0.9 million, or 20.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was driven primarily by increased units sold.

Cost of service sales decreased by $0.2 million, or 11.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease is due to a decrease in personnel-related costs driven by lower headcount and increased efficiency.

Research and development

	2024	2023	Amount	%
Research and development	$22,499	$22,493	$6	NM

Research and development expenses in dollars remained flat for the year ended December 31, 2024 compared to the year ended December 31, 2023.

General and administrative

	Year Ended December 31,		Change
	2024	2023	Amount	%
General and administrative	$17,494	$20,276	$(2,782)	(13.7)%

General and administrative expenses decreased by $2.8 million, or 13.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was driven primarily by a decrease in personnel-related costs and stock-based compensation expenses of $1.5 million, a decrease in legal and patent expenses of $0.6 million, a decrease in insurance expenses of $0.4 million, a decrease in accounting, auditing and SEC expenses of $0.4 million, and a decrease in subscriptions of $0.2 million, partially offset by an increase in allowance for credit losses of $0.5 million.

Sales and marketing

	Year Ended December 31,		Change
	2024	2023	Amount	%
Sales and marketing	$9,122	$10,103	$(981)	(9.7)%

Sales and marketing expenses decreased by $1.0 million, or 9.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was driven primarily by a decrease in marketing research and advertising of $0.6 million, and a decrease in sales and marketing infrastructure of $0.4 million, while we continue to focus on sales and sales support activities.

Interest income

	Year Ended December 31,		Change
	2024	2023	Amount	%
Interest income	$2,492	$3,842	$(1,350)	(35.1)%

Interest income decreased by $1.4 million, or 35.1% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was driven primarily by a lower interest rates and lower cash balances in money market funds and demand deposit accounts.

Other income (expense), net

	Year Ended December 31,		Change
	2024	2023	Amount	%
Other income (expense), net	$12	$35	$(23)	(65.7)%

Other income (expense), net had a decrease in other income of $23 thousand, or 65.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease in other income was driven primarily by a decrease in net realized gain on foreign currencies of approximately $67 thousand partially offset by an increase in interest income from customer financing and other of approximately $44 thousand.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common and preferred stock. We have incurred cash burn and recurring net losses, which includes a net loss of $40.7 million for the year ended December 31, 2024, and an accumulated deficit of $294.4 million as of December 31, 2024. As of December 31, 2024, we had cash and cash equivalents of $37.6 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur cash burn and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

In November 2023, we filed the Shelf Registration Statement with the SEC pursuant to which we registered for sale up to $150 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3 also included a prospectus covering up to an aggregate of $50.0 million in shares of Class A common stock that we may issue and sell from time to time, through B. Riley acting as our sales agent, pursuant to the Sales Agreement, for our “at-the-market” equity program (“ATM”). We are not obligated to make any sales of Class A common stock under the Sales Agreement. As of December 31, 2024, a total of 771,721 shares of our Class A common stock, for total gross proceeds of $881 thousand and net proceeds of $828 thousand, after deducting commissions and other offering expenses related to the ATM, have been issued and sold under the Sales Agreement.

On February 11, 2025, we entered into a securities purchase agreement with the Investors, pursuant to which we agreed to issue and sell, in a registered direct offering by us directly to the Investors the Shares and the Warrants. Each Share and accompanying Warrant were sold together at a combined offering price of $1.33. The aggregate gross proceeds to from the Offering were $6.0 million before deducting the placement agent’s fees and estimated offering expenses.

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

Cash

As of December 31, 2024, we had cash and cash equivalents of $37.6 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, regulatory developments, supply constraints, manufacturing costs and international expansion. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2024	2023
Net cash used in operating activities	$(38,767)	$(41,809)
Net cash used in investing activities	(383)	(804)
Net cash provided by financing activities	1,019	174
Net decrease in cash and cash equivalents and restricted cash	$(38,131)	$(42,439)

Net cash used in operating activities

For the year ended December 31, 2024, net cash used in operating activities of $38.8 million was due primarily to a net loss of $40.7 million, non-cash items of $5.6 million and changes in operating assets and liabilities of $3.6 million. Non-cash items were primarily stock based compensation expense of $4.4 million, depreciation expense of $1.0 million, and loss on disposal of property and equipment of $0.2 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts receivable and unbilled receivables of $4.2 million, a decrease in accrued expense and other current liabilities of $0.6 million, and a decrease in deferred grant funding of $0.6 million, partially offset by a decrease in inventory and prepaid inventory of $1.3 million, an increase in accounts payable of $0.4 million, and a decrease in other long term assets of $0.3 million.

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

Net cash used for investing activities

For the year ended December 31, 2024, net cash used in investing activities of $0.4 million was from fixed assets purchased.

For the year ended December 31, 2023, net cash used in investing activities of $0.8 million was from fixed assets purchased.

Net cash provided by financing activities

For the year ended December 31, 2024, net cash provided by financing activities of $1.0 million consisting primarily of proceeds from issuance of Class A common stock under the Sales Agreement of $0.8 million and proceeds from stock options exercises of $0.2 million.

For the year ended December 31, 2023, net cash provided by financing activities of $0.2 million was proceeds from option exercises.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the years ended December 31, 2024 and 2023.

Through our engagement with the BMGF, we have deployed and continue to deploy the Swoop® system in low-middle income settings without readily-accessible MRI technology. The multiple grants provided by our research partnership with the BMGF, which commenced funding in the spring of 2020, support the deployment of 25 Swoop® system and accessories to investigators. The ongoing investigation is designed to provide data to validate the potential use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection, and birth-related injury. In May 2023, we were awarded an additional three-year grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via ULF brain imaging in neonates, infants, and young children in low-to-middle income countries.

Any grant funds, plus any income, that have not been used for, or committed to, the project must be returned promptly to the BMGF upon expiration of or termination of the agreement. Refer to Note 13 in the notes to our consolidated financial statements for the years ended December 31, 2024, and 2023 included elsewhere in this Annual Report on Form 10-K for a further discussion of the BMGF grants.

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

We had no other significant contractual obligations as of December 31, 2024.

For information on contingencies, refer to Note 13 to our consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023 included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. While our significant accounting policies are described in more detail in Note 2 in our consolidated financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition

We make judgments including determination of the timing and pattern of satisfaction of performance obligations and determination of the standalone selling price (“SSP”) of performance obligations. We offer alternative payment structures and “as-a-service” offerings that are assessed to determine whether an embedded lease arrangement exists. Revenue from Device-as-a-Service ("DaaS") contracts are within the scope of ASC 842 and ASC 606. Upon adoption of ASC 842, for contracts in which we act as a lessor and in which the lease component is an operating lease, we apply the practical expedient in ASC 842 to combine the lease component (the device itself in DaaS contracts) and non-lease (maintenance and SaaS) components, and to account for the combined components as a single lease component. Accordingly, we account for the monthly payments as lease revenue. For contracts in which the lease component is a sales-type lease, we derecognize the asset (the MRI device) and recognize a lease receivable in an amount that represents the present value of the lease payments. The bargain purchase option of the device at the end of the lease term is immaterial.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023 included elsewhere in this Annual Report on Form 10-K.

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

Interest rate risk

Our cash, cash equivalents and restricted cash as of December 31, 2024 consisted of $37.7 million in money market funds, demand deposit and savings accounts. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. Based on our balance sheet position at December 31, 2024, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $0.2 million.

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

Foreign Exchange Risk

We operate our business primarily within the United States. With respect to our sales outside the United States, the majority of our transactions are executed in U.S. dollars and, to a lesser extent, in foreign currency. We have not utilized hedging strategies with respect to such foreign exchange exposure. This limited foreign currency translation risk is not expected to have a material impact on our consolidated financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements included in Item 15 "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on our assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Management and Corporate Governance,” and “Code of Conduct and Ethics” in our proxy statement for the 2025 annual meeting of stockholders (the “2025 Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the heading “Executive Officer and Director Compensation” in our 2025 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2025 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our 2025 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2025 Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1)	Index to Audited Consolidated Financial Statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023

Item 15(a)(2)	Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1†

Business Combination Agreement, dated as of July 7, 2021, by and among Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.), Optimus Merger Sub I, Inc., Optimus Merger Sub II, Inc., Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and Liminal Sciences, Inc.

			Form 8-K (Exhibit 2.1)	7/8/2021	001-39949
3.1	Certificate of Incorporation of Hyperfine, Inc., as amended		Form 10-Q (Exhibit 3.1)	8/9/2024	001-39949
3.2	Bylaws of Hyperfine, Inc.		Form 8-K (Exhibit 3.1)	6/12/2023	001-39949
4.1	Specimen Class A Common Stock Certificate		Form S-4/A (Exhibit 4.2)	9/29/2021	333-259148
4.2	Description of Securities	X
4.3	Form of Warrant		Form 8-K (Exhibit 4.1)	2/11/2025	001-39949
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

			Form 8-K (Exhibit 10.2)	7/8/2021	001-39949
10.3+	Offer Letter, dated as of October 4, 2022, by and between Hyperfine, Inc. and Maria Sainz		Form 8-K (Exhibit 10.1)	10/6/2022	001-39949
10.4+	Offer Letter, dated as of February 2, 2023, by and between Hyperfine, Inc. and Brett Hale		Form 8-K (Exhibit 10.1)	2/8/2023	001-39949

10.5+	Letter Agreement, dated as of July 17, 2023, by and between Hyperfine, Inc. and Thomas Teisseyre, Ph.D.		Form 8-K (Exhibit 10.1)	7/18/2023	001-39949
10.6+	Consulting Agreement, dated as of September 30, 2023, by and between Hyperfine, Inc. and Khan Siddiqui, M.D.		Form 8-K (Exhibit 10.2)	10/3/2023	001-39949
10.7+	Executive Severance Plan, as amended		Form 8-K (Exhibit 10.3)	7/18/2023	001-39949
10.8

Technology and Services Exchange Agreement, dated as of November 19, 2020, by and among Butterfly Network, Inc., Hyperfine Operations, Inc. (formerly Hyperfine, Inc.), Liminal Sciences, Inc. and the other participants named therein

			Form S-4 (Exhibit 10.17)	8/30/2021	333-259148
10.9

Technology and Services Exchange Agreement, dated as of February 17, 2021, by and among Quantum-Si Incorporated, Hyperfine Operations, Inc. (formerly Hyperfine, Inc.), Liminal Sciences, Inc. and the other participants named therein

			Form S-4 (Exhibit 10.18)	8/30/2021	333-259148
10.10	Technology and Services Exchange Agreement, dated as of July 7, 2021, by and among Hyperfine Operations, Inc. (formerly Hyperfine, Inc.), Liminal Sciences, Inc. and the participants named therein		Form 8-K (Exhibit 10.16)	12/28/2021	001-39949
10.11@	Manufacture and Supply Agreement, dated as of October 15, 2018, by and between Hyperfine, Inc. and Benchmark Electronics, Inc.		Form S-4 (Exhibit 10.10)	8/30/2021	333-259148
10.12	Master Services Agreement, by and between Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and 4Catalyzer Corporation, dated July 7, 2021.		Form 10-Q (Exhibit 10.2)	5/14/2024	001-39949
10.13.1+	Hyperfine, Inc. 2021 Equity Incentive Plan		Form 8-K (Exhibit 10.20.1)	12/28/2021	001-39949
10.13.2+	Form of Stock Option Agreement under 2021 Equity Incentive Plan		Form 8-K (Exhibit 10.20.2)	12/28/2021	001-39949
10.13.3+	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan	X
10.14.1+	Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) 2014 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.21.1)	12/28/2021	001-39949
10.14.2+	Form of Stock Option Agreement under Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) 2014 Employee, Director and Consultant Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.21.2)	12/28/2021	001-39949
10.15+	Nonemployee Director Compensation Policy		Form 10-Q (Exhibit 10.1)	5/14/2024	001-39949
10.16+	Form of Indemnification Agreement		Form 8-K (Exhibit 10.24)	12/28/2021	001-39949
10.17

Amended and Restated Registration Rights Agreement, dated as of December 22, 2021, by and among Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.), HC Sponsor LLC and certain other security holders

			Form 10-Q (Exhibit 10.1)	8/11/2022	001-39949

10.18+	Inducement Non-Qualified Stock Option Agreement, dated as of February 13, 2023, by and between the Registrant and Brett Hale.		Form 10-K (Exhibit 10.25)	3/22/2023	001-39949
10.19	Sales Agreement, dated as of November 9, 2023, by and between Hyperfine, Inc. and B. Riley Securities, Inc.		Form S-3 (Exhibit 1.2)	11/9/2023	333-275449
10.20	Form of Securities Purchase Agreement, dated as of February 11, 2025, by and among Hyperfine, Inc. and the purchasers party thereto.		Form 8-K (Exhibit 10.1)	2/11/2025	001-39949
19	Hyperfine, Inc. Insider Trading Policy.	X
21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	3/25/2022	001-39949
23.1	Consent of Grant Thornton LLP	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Hyperfine, Inc. Clawback Policy		Form 10-K (Exhibit 97)	3/22/2024	001-39949
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

HYPERFINE, INC.
Date: March 17, 2025	By:	/s/ Maria Sainz
Maria Sainz
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Maria Sainz and Brett Hale his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date
By:	/s/ Maria Sainz Maria Sainz	President, Chief Executive Officer and Director (principal executive officer)	March 17, 2025

By:	/s/ Brett Hale Brett Hale	Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary (principal financial officer and principal accounting officer)	March 17, 2025

By:	/s/ R. Scott Huennekens R. Scott Huennekens	Chairperson of the Board	March 17, 2025

By:	/s/ Jonathan M. Rothberg, Ph.D. Jonathan M. Rothberg, Ph.D.	Director	March 17, 2025
By:	/s/ John Dahldorf John Dahldorf	Director	March 17, 2025

By:	/s/ Ruth Fattori Ruth Fattori	Director	March 17, 2025

By:	/s/ Daniel J. Wolterman Daniel J. Wolterman	Director	March 17, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Hyperfine, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Hyperfine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

San Jose, California

March 17, 2025

HYPERFINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,645	$75,183
Restricted cash	28	621
Accounts receivable, less allowance of $651 and $321 in 2024 and 2023, respectively	5,956	3,189
Unbilled receivables	2,349	942
Inventory	5,832	6,582
Prepaid expenses and other current assets	1,900	2,391
Total current assets	$53,710	$88,908
Property and equipment, net	3,122	2,999
Other long term assets	2,069	2,292
Total assets	$58,901	$94,199
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,607	$1,214
Deferred grant funding	28	621
Deferred revenue	1,460	1,453
Due to related parties	61	61
Accrued expenses and other current liabilities	5,573	5,419
Total current liabilities	$8,729	$8,768
Long term deferred revenue	1,054	968
Other noncurrent liabilities	78	64
Total liabilities	$9,861	$9,800
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Class A Common stock, $.0001 par value; 600,000,000 shares authorized; 58,076,261 and 56,840,949 shares issued and outstanding at December 31, 2024 and 2023, respectively	5	5
Class B Common stock, $.0001 par value; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at December 31, 2024 and 2023	2	2
Additional paid-in capital	343,475	338,114
Accumulated deficit	(294,442)	(253,722)
Total stockholders' equity	$49,040	$84,399
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,901	$94,199

The accompanying notes are an integral part of these consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023
Sales
Device	$10,450	$8,746
Service	2,440	2,286
Total sales	$12,890	$11,032
Cost of sales
Device	$5,387	$4,463
Service	1,612	1,812
Total cost of sales	$6,999	$6,275
Gross margin	5,891	4,757
Operating Expenses:
Research and development	$22,499	$22,493
General and administrative	17,494	20,276
Sales and marketing	9,122	10,103
Total operating expenses	49,115	52,872
Loss from operations	$(43,224)	$(48,115)
Interest income	$2,492	$3,842
Other income (expense), net	12	35
Loss before provision for income taxes	$(40,720)	$(44,238)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(40,720)	$(44,238)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.56)	$(0.62)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	72,413,541	71,316,424

The accompanying notes are an integral part of these consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2022	55,622,488	$5	15,055,288	$2	$333,199	$(209,484)	$123,722
Net loss	—	—	—	—	—	(44,238)	(44,238)
Issuance of restricted stock	1,008,267	—	—	—	—	—	—
Exercise of stock options	210,234	—	—	—	174	—	174
Stock-based compensation expense	—	—	—	—	4,741	—	4,741
Balance, December 31, 2023	56,840,989	$5	15,055,288	$2	$338,114	$(253,722)	$84,399
Net loss	—	—	—	—	—	(40,720)	(40,720)
Shares issued under “at-the-market” (ATM) Sales Agreement, net	771,721	—	—	—	828	—	828
Issuance of restricted stock	180,728	—	—	—	(1)	—	(1)
Exercise of stock options	282,823	—	—	—	171	—	171
Stock-based compensation expense	—	—	—	—	4,363	—	4,363
Balance, December 31, 2024	58,076,261	$5	15,055,288	$2	$343,475	$(294,442)	$49,040

The accompanying notes are an integral part of these consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(40,720)	$(44,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,009	1,054
Stock-based compensation expense	4,362	4,741
Write-off of equipment	215	224
Other	(11)	25
Changes in assets and liabilities
Accounts receivable	(2,767)	(1,086)
Unbilled receivables	(1,407)	(488)
Inventory	562	(2,209)
Prepaid expenses and other current assets	(222)	1,496
Due from related parties	—	48
Prepaid inventory	693	(412)
Other long term assets	325	(220)
Accounts payable	382	533
Deferred grant funding	(593)	(123)
Deferred revenue	93	(483)
Due to related parties	—	61
Accrued expenses and other current liabilities	(683)	(742)
Operating lease liabilities, net	(5)	10
Net cash used in operating activities	$(38,767)	$(41,809)
Cash flows from investing activities:
Purchases of property and equipment	(383)	(804)
Net cash used in investing activities	$(383)	$(804)
Cash flows from financing activities:
Proceeds from exercise of stock options	171	174
Proceeds from shares issued under ATM Sales Agreement, net of selling costs	848	—
Net cash provided by financing activities	$1,019	$174
Net decrease in cash and cash equivalents and restricted cash	(38,131)	(42,439)
Cash, cash equivalents and restricted cash, beginning of year	75,804	118,243
Cash, cash equivalents and restricted cash, end of year	$37,673	$75,804
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$37,645	$75,183
Restricted cash	28	621
Total cash, cash equivalents and restricted cash	$37,673	$75,804
Supplemental disclosure of cash flow information:
Cash received from exchange of research and development tax credits	$—	$519
Supplemental disclosure of noncash information:
Noncash acquisition of fixed assets	$765	$3

The accompanying notes are an integral part of these consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The Company is an innovative health technology business with a mission to revolutionize patient care globally through accessible, affordable, clinically relevant artificial intelligence (“AI”)-powered portable ultra-low-field (“ULF”) magnetic resonance (“MR”) brain imaging. The Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. The Swoop® system is designed to transform brain MR for the patient, the clinician and the provider, enabling a highly differentiated experience for patients, timely imaging for clinicians, and favorable economics for hospital administrators. The Swoop® system is a portable, ULF MRI device for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions in various care settings where conventional MRI devices are inaccessible or when they are not readily available. The easy-to-use interface and portable design of the Company's Swoop® system make it easily and readily accessible anywhere in a hospital, clinic, or patient care site and it does not require any special facilities accommodations nor specialized personnel to operate safely. ULF MR does not expose patients to harmful ionizing radiation and compares favorably in this regard to X-ray computed tomography (“CT”) or positron emission tomography (“PET”).

The Company’s Swoop® system received initial 510(k) clearance for brain imaging from the U.S. Food and Drug Administration (the “FDA”) in 2020. In February and October 2023, the Company received 510(k) clearances from the FDA for our Swoop® system AI-powered software. The combination of these two software updates, incorporated deep-learning based denoising in the post-processing of images for crisper images, and improved image quality for all Swoop® system sequences. In July 2024, the Company received 510(k) clearance from the FDA of the ninth-generation AI-powered Swoop® system software. This latest software update released to date significantly reduces scan times across multiple MR sequences without sacrificing image quality. Outside of the United States, the Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (CE Mark), the United Kingdom (UK Conformity Assessment (“UKCA Mark”)), Canada, Australia and New Zealand. In October and 2024 and February 2025, the Company received CE Mark and UKCA Mark approval for the latest generation of software. All of the Company’s revenue to date has been generated from sales of the Swoop® system and related services. The Company has an indirect wholly-owned subsidiary in the United Kingdom that did not have any significant operations during 2024 nor 2023.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. At December 31, 2024 and 2023, substantially all the Company’s cash and cash equivalents were invested in three financial institutions, respectively. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

For the year ended December 31, 2024, there was one customer that represented 10% or more of total net revenue and contributed $1,547 of revenue. For the year ended December 31, 2023, there were two customers that each represented 10% or more of total net revenue of which one customer contributed $3,429 of revenue and the other customer contributed $1,729 of revenue.

As of December 31, 2024, there were three customers that each accounted for more than 10% of the Company's total accounts receivable in the amount of $1,439, $815, and $720, respectively. As of December 31, 2023, there were four customers that each accounted for more than 10% of the Company's total accounts receivable in the amount of $1,281, $421, $356, and $406, respectively.

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

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are cash equivalents. As of December 31, 2024 and 2023, cash and cash equivalents consist principally of cash, money market funds, and demand deposits. The Company

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

funded its operations primarily with proceeds from the issuance of common stock. The Company incurred cash burn and recurring net losses, which includes a net loss of $40,720 for the year ended December 31, 2024, and an accumulated deficit of $294,442 as of December 31, 2024. As of December 31, 2024, the Company had cash and cash equivalents of $37,645.

Restricted Cash

Restricted cash balance represents funds received as part of grant funding and restricted in use to the purpose of the funding. For details, see the Note 2. Summary of Significant Accounting Policies - Grant Funding and Note 13. Commitments and Contingencies.

Accounts Receivable

Accounts receivable are stated as the amount the Company expects to collect. The Company maintains an allowance for credit losses for estimated losses based upon the expected collectability of all accounts receivable. As of December 31, 2024 and 2023, the allowance for credit losses was $651 and $321, respectively.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

Useful lives of property and equipment are as follows (in years):

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable using pretax undiscounted cash flows. If the recorded value of the asset is less than the undiscounted cash flow, the asset is written down to its estimated fair value. There was no impairment recorded for the years ended December 31, 2024 and 2023.

Right-of-use (“ROU”) Assets and Leases Liabilities

On January 1, 2022, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases, whereby leases are classified as either operating leases or finance leases.

At the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. The commencement date of the contract is the date the lessor makes the underlying asset available for use by the lessee.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent obligations to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the net present value of fixed lease payments over the lease term. ROU assets also include any initial direct costs and advance lease payments made and exclude lease incentives. Lease liabilities also include terminal purchase options when deemed reasonably certain to exercise. The Company’s lease term includes options to extend when it is reasonably certain that it will exercise that option. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

As most of the Company’s operating leases do not have an implicit rate that can be readily determined, the Company uses its secured incremental borrowing rate for the same term as the underlying lease based on information available at lease commencement. For finance leases, the Company uses the rate implicit in the lease.

Capitalized Software Development Costs

For the costs incurred in developing the firmware embedded in the hardware devices that the Company sells and leases to its customers, the Company applies the principles of FASB Accounting Standards Codification (“ASC”) 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the “tested working model” approach to establishing technological feasibility for its software products. Under this approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. The Company’s hardware device, with the embedded firmware, was released for sale during the fourth quarter of the year ended December 31, 2020, when the Company had completed all of the research and development activity to establish the technological feasibility of the product. As of December 31, 2024 and 2023, the Company had not incurred significant costs between the establishment of technological feasibility and the release of a product for sale; thus, the Company had expensed all software development costs as incurred.

For software developed or acquired for internal use, including software used in the provision of service and support to the Company’s customers, the Company applies the principles of ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred during the preliminary project and post-implementation stages, including training and maintenance, are expensed as incurred. Capitalized costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the application, which is three years, beginning when the asset is substantially ready for use. As of December 31, 2024 and 2023, the Company did not have any amount of capitalized internal-use software development costs.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

The Company offers alternative payment structures and “as-a-service” offerings that are assessed to determine whether an embedded lease arrangement exists. The Company accounts for those contracts as a lease arrangement under ASC 842. The Company identifies certain Device-as-a-Service contracts to be within the scope of ASC 842 and ASC 606. For contracts that are in the scope of both ASC 842 and ASC 606, and in which the lease component is an operating lease, the Company applies the practical expedient in ASC 842 to combine the lease component (the device itself in device as a service, ("DaaS") contracts) and non-lease (maintenance and SaaS) components, and to account for the combined components as a single lease component. Accordingly, the Company accounts for the monthly payments as lease revenue. For contracts in which the lease component is a sales-type lease, the Company derecognizes the asset (the MRI device) and recognizes a lease receivable in an amount that represents the present value of the lease payments. At times, the Company may enter into arrangements with payment terms which exceed one year from the transfer of control of the product or service. In such cases, the Company assesses whether the arrangement contains a significant financing component. If a significant financing component exists, the transaction price is adjusted for the financing portion of the arrangement, which is recorded as interest income over the payment term using the effective interest method. The Company does not assess whether a significant financing component exists when, at contract inception, the period between the transfer of control to a customer and final payment is one year or less. The bargain purchase option of the device at the end of the lease term is immaterial.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Sales and Marketing

Sales and marketing costs primarily consist of personnel costs and benefits including stock-based compensation, advertising, promotional, as well as conferences, meetings, and other events. Advertising costs are expensed as incurred. For the years ended December 31, 2024 and 2023, advertising expenses were $470 and $762, respectively.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

Earn-Out Shares to which certain employees are entitled to fall within the scope of ASC 718, Compensation – Stock Compensation (“ASC 718”), pursuant to which such Earn-Out Shares are equity classified and their grant date fair value will be recognized as compensation expense over the vesting period.

As of December 22, 2024, the earn-out shares pursuant to the Business Combination agreement, Section 2.9 (the “Earn-Out Shares”) have expired as a result of the vesting conditions not being achieved.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, as set forth in ASC Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. The Company has recorded a full valuation allowance as of December 31, 2024 and 2023. Based on the available evidence, the Company believes that it is more likely than not that it will be unable to utilize all of its deferred tax assets in the future.

In accordance with the provisions of ASC Topic 740, the Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. The Company’s policy is to recognize any interest and penalties related to income taxes in income tax expense in the consolidated statements of operations and comprehensive loss. The Company’s open tax years subject to examination by the relevant taxing authorities are 2017 through 2022. As of December 31, 2024 and 2023, the Company had no uncertain tax positions.

Recently Adopted Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures. The Company adopted this guidance effective as of December 31, 2024, and the required disclosure is presented in Note 11.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance effective as of December 31, 2024, and the required disclosure is presented in Note 14 to the Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires the Company to disaggregate key expense categories such as employee compensation and depreciation within its financial statements. ASU 2024-03 is effective for annual periods beginning with the Company's fiscal year 2027, and interim periods with the Company's fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its financial statements and related disclosures.

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

	Pattern of Recognition	2024	2023
Device	Point in time	$10,450	$8,746
Service	Over time	2,440	2,286
Total revenue		$12,890	$11,032

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

The following table provides information about receivables and deferred revenue from contracts with customers:

	2024	2023
Accounts receivable	$5,956	$3,189
Unbilled receivables - current	2,349	942
Unbilled receivables - non-current (1)	825	1,044
Deferred revenue	1,460	1,453
Long term deferred revenue	1,054	968

_________________________

(1) Recorded in other long term assets in the Company’s consolidated balance sheets.

The Company recognizes a receivable when it has an unconditional right to payment, and payment terms range from 30 days to less than one year based on the terms agreed upon with the respective customer.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

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

The amount of revenue recognized during the years ended December 31, 2024 and 2023 that was included in the deferred revenue balance at the beginning of the period was $1,351 and $1,356, respectively.

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

Revenue from Leasing Arrangements

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under ASC 842, including leases for the years ended December 31, 2024 and 2023. The Company recorded service revenue from lease arrangements of $224 and $429 for years ended December 31, 2024 and 2023, respectively. The Company records revenue from the sale of hardware devices under sales-type leases as device revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in device revenue in the consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $490 and $391 as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company recognized $1,043 and $617, respectively, in expense related to the amortization of the capitalized contract costs.

Transaction price allocated to remaining performance obligations

As of December 31, 2024 and 2023, the Company had remaining performance obligations amounting to $5,644 and $5,481, respectively. The Company expects to recognize approximately 37% of its remaining performance obligations as revenue in 2025, and an additional 63% in 2026 and thereafter.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

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

There were no transfers between fair value measurement levels during the years ended December 31, 2024 and 2023.

The Company had $37,451 and $74,685 of money market funds and demand deposit accounts included in cash and cash equivalents and restricted cash as of December 31, 2024 and 2023, respectively. These assets were valued using quoted prices in active markets and accordingly were classified as Level 1.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

5. INVENTORIES

A summary of inventories are as follows at December 31:

	2024	2023
Raw materials	$3,070	$1,757
Finished goods	2,762	4,825
Total inventories	$5,832	$6,582

Manufacturing overhead costs primarily include management’s best estimate and allocation of the labor costs incurred related to acquiring finished goods from the Company’s contract manufacturer. Labor costs include wages, taxes and benefits for employees involved in warehousing, logistics coordination, material sourcing, and production planning activities. The majority of these overhead costs have been written off based on the Company’s analysis of net realizable value.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following at December 31:

	2024	2023
Laboratory equipment	$986	$986
Research devices	1,398	1,532
Sales and marketing devices	490	490
Computer equipment	689	668
Construction in progress	1,229	595
Tooling	857	505
Trade show assets	254	254
Leased devices	181	397
Other	595	611
Gross property and equipment	6,679	6,038
Less: Accumulated depreciation and amortization	(3,557)	(3,039)
Property and equipment, net	$3,122	$2,999

Depreciation expense amounted to $1,009 and $1,054 for the years ended December 31, 2024 and 2023, respectively.

7. ROU ASSETS AND LEASES LIABILITIES

The Company has operating leases for its corporate offices, including its Palo Alto, California lease agreement which expires on April 30, 2026 and a warehouse lease agreement in Guilford, Connecticut which expires on February 28, 2026. As of December 31, 2024, the balance of operating lease ROU assets of $341, current lease liabilities of $269, and non-current lease liabilities of $78 which are included in the Company's condensed consolidated balance sheets in other long term assets, accrued expenses and other current liabilities.

The weighted-average remaining lease term associated with the measurement of our operating lease obligations is 16 months and the weighted-average discount rate is 9.13%.

Future minimum commitments due under the lease agreements as of December 31, 2024, are $269 for 2025 and $78 thereafter.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31:

	2024	2023
Bonuses	$2,144	$2,463
Contracted services	1,755	1,237
Legal fees	176	412
Payroll and related benefits	756	676
Operating lease liabilities	269	185
Other	473	446
Total accrued expenses and other current liabilities	$5,573	$5,419

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

As of December 31, 2024 and during year ended December 31, 2024, a total of 771,721 shares of Class A common stock have been issued and sold under the Sales Agreement, for gross proceeds of $881 and net proceeds of $828, after deducting commissions and other offering expenses related to the ATM.

Equity Incentive Plans

Hyperfine Inc. 2021 Equity Incentive Plan and Inducement Option Grant

The Company’s equity incentive plans include the Company’s 2021 Equity Incentive Plan (the “Hyperfine Plan”) and the Company has made an inducement option grant outside of the Hyperfine Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The Hyperfine Plan is administered by the Company's board of directors. The board of directors may grant restricted stock and options to purchase shares either as incentive stock options or non-qualified stock options. The option grants are subject to certain terms and conditions, option periods and conditions, exercise rights and privileges as set forth in the Hyperfine Plan. During the year ended December 31, 2024, the number of shares available for grant increased by 2,875,851 shares pursuant to the evergreen provision in the Hyperfine Plan that provides for an automatic annual increase in the number of shares available for grant under the Hyperfine Plan equal to the lesser of (i) 4% of the number of outstanding shares of common stock outstanding on the first day of the fiscal year, and (ii) an amount determined by the administrator of the Hyperfine Plan, beginning in fiscal year 2022 and ending on the second day of fiscal year 2031. At December 31, 2024, 4,761,687 shares of common stock remain available for issuance under the Hyperfine Plan.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

During the year ended December 31, 2024, the Company granted new hire employee grants of stock options to purchase 927,000 shares of the Company's Class A common stock. In addition, the Company granted an annual employee grants of stock options and special employee grants of stock options to purchase 2,046,783 shares of the Company's Class A common stock, and granted to executive officers stock options to purchase 2,435,000 shares of the Company's Class A common stock. Each of these grants vest as to 25% on the first anniversary date of the grant with the remainder vesting equally over the remaining 36 months, subject to the employee’s continued service to the Company through the applicable vesting dates.

During the year ended December 31, 2024, the Company’s nonemployee directors were each granted non-qualified stock options to purchase 79,200 shares of the Company’s Class A common stock effective as of June 12, 2024, for a total of 396,000 shares of the Company’s Class A common stock underlying the options, which will vest on June 12, 2025.

During the year ended December 31, 2023, the Company granted new hire employee grants of stock options to purchase 588,000 shares of the Company's Class A common stock. In addition, the Company granted an annual employee grants of stock options and special employee grants of stock options to purchase 2,014,211 shares of the Company's Class A common stock, and granted to executive officers of stock options to purchase 668,400 shares of the Company's Class A common stock. Each of these grants vest as to 25% on the first anniversary date of the grant with the remainder vesting equally over the remaining 36 months, subject to the employee’s continued service to the Company through the applicable vesting dates.

During the first quarter of 2023, the Company granted inducement stock options to purchase 1,000,000 shares of Class A common stock to the Company’s Chief Administrative Officer and Chief Financial Officer outside of the Hyperfine Plan and in accordance with Nasdaq Listing Rule 5635(c)(4) which will vest based on continued service over a four year period.

During the year ended December 31, 2023, the Company’s nonemployee directors were each granted non-qualified stock options to purchase 112,000 shares of the Company’s Class A common stock effective as of June 9, 2023, for a total of 560,000 shares of the Company’s Class A common stock underlying the options, which will vest on June 9, 2024. In addition, a one-time special award was granted to three nonemployee directors of non-qualified stock options to purchase 85,000 shares effective as of June 9, 2023, for a total of 255,000 shares of the Company’s Class A common stock, which will vest as to 50% on June 9, 2024 and June 9, 2025.

On June 9, 2023, a one-time special grant of non-qualified stock options to purchase 237,437 shares of the Company’s Class A common stock was granted to the Company’s Chairperson pursuant to the Hyperfine Plan effective as of June 9, 2023, which will vest as to 100% on the fifth anniversary of June 9, 2023, subject to the Chairperson's continued service to the Company through the vesting date. Concurrently, one of the non-qualified options previously granted to the Company’s Chairperson to purchase 237,437 shares of Class A common stock was cancelled.

All options granted by the Company during the years ended December 31, 2024 and 2023 were granted with exercise prices equal to the estimated fair value of the Company's common stock at the date of grant, as determined by the Company's board of directors.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

A summary of the stock option activity under the Hyperfine Plan is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	10,719,564	$1.34	8.75	$157
Granted	5,323,048	1.65
Exercised	(210,234)	0.83
Forfeited / Expired	(1,560,791)	1.41
Outstanding at December 31, 2023	14,271,587	$1.46	8.30	$1,764
Granted	5,804,783	0.99
Exercised	(282,823)	0.60
Forfeited / Expired	(1,397,011)	1.19
Outstanding at December 31, 2024	18,396,536	$1.34
Options exercisable at December 31, 2024	8,476,410	$1.61	7.11	$56
Vested or expected to vest at December 31, 2024	18,396,536	$1.34	7.99	$95

The Company received cash proceeds from the exercise of stock options of $171 and $174 during the years ended December 31, 2024 and 2023, respectively.

The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the years ended December 31, 2024 and 2023, was $114 and $156, respectively. The weighted-average grant date fair value of options granted during the year ended December 31, 2024 and 2023 was $0.57 and $0.96, respectively.

During the years ended December 31, 2024 and 2023, the Company recognized $3,614 and $3,800, respectively, of share-based compensation expense for stock options granted to employees and nonemployee directors.

Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid‑in capital. The benefits are recognized against income taxes. Realized excess tax benefits related to stock options exercises was zero for each of the years ended December 31, 2024 and 2023.

As of December 31, 2024, there was approximately $6,163 of unrecognized compensation cost, related to unvested stock options, which is expected to be recognized over a weighted average period of 2.63 years.

Stock option valuation inputs

The Company utilized the Black-Scholes option pricing model for determining the estimated fair value for service awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards. The assumptions used to value option grants to employees and nonemployees for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Risk Free interest rate	3.59% - 4.66%	3.32% - 4.8%
Expected dividend yield	0%	0%
Expected term	5.50 ─ 6.76 years	5.50 ─ 7.50 years
Expected volatility	55% ─ 66%	55% ─ 66%

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

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

Expected volatility

During the years ended December 31, 2024 and 2023, the expected volatility was determined using the historical volatilities of several publicly listed peer companies over a period equivalent to the expected term of the awards, as the Company does not have sufficient historical data to provide a reasonable basis for an estimate of the expected volatility.

Exercise price

The exercise price is taken directly from the grant notice issued to employees and nonemployees.

The stock options granted to the Company’s employees and nonemployees for the periods presented were as follows:

	2024	2023
Stock options granted to employees	5,408,783	4,270,611
Stock options granted to nonemployee directors	396,000	1,052,437
Total stock options granted	5,804,783	5,323,048

Restricted Stock Units

The following table summarizes the changes in the Company’s outstanding restricted stock units (“RSUs”) for the year ended December 31, 2024:

Number of RSUs
Outstanding at January 1, 2023	1,585,359
Granted	29,000
Released	(1,008,283)
Forfeited	(237,050)
Expired	—
Outstanding at December 31, 2023	369,026
Granted	—
Released	(181,694)
Forfeited	(48,430)
Outstanding at December 31, 2024	138,902

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

During the year ended December 31, 2024, the Company did not grant any RSUs.

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

The Company recognized $747 and $941 of share-based compensation expense, related to RSUs during the years ended December 31, 2024 and 2023. No RSUs were granted during the year ended December 31, 2024 and the weighted average grant date fair value per share of RSUs granted was $1.16 for the years ended December 31, 2023. The aggregate fair market value of RSUs that vested during the year ended December 31, 2024 was $177.

Earn-Out Shares

During the years ended December 31, 2024 and 2023, no Earn-Out Shares were granted. These Earn-Out Shares fall within the scope of ASC 718, pursuant to which such Earn-Out Shares are equity classified and their grant date fair value will be recognized as compensation expense over the derived service period.

During the years ended December 31, 2024 and 2023, the Company did not record any share‑based compensation expense related to Earn-Out Shares.

As of December 22, 2024, the earn-out shares pursuant to the Business Combination agreement, Section 2.9 (the "Earn-Out Shares") have expired as a result of the vesting conditions not being achieved.

Stock-Based Compensation Expense

The Company’s stock-based compensation expense for the periods presented was as follows:

	2024	2023
Cost of sales	83	109
Research and development	1,449	1,283
General and administrative	2,640	3,162
Sales and marketing	190	187
Total stock-based compensation expense	$4,362	$4,741

Total unrecognized stock-based compensation expense as of December 31, 2024 was $6,499 which will be recognized over the remaining vesting period of 2.35 years.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	2024	2023
Numerator:
Net Loss	$(40,720)	$(44,238)
Numerator for Basic and Dilutive net loss per share – loss available to common stockholders	$(40,720)	$(44,238)
Denominator:
Common Stock	72,413,541	71,316,424
Denominator for Basic and Dilutive net loss per share weighted – average common stock	72,413,541	71,316,424
Basic and dilutive net loss per share	$(0.56)	$(0.62)

Net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	2024	2023
Outstanding options to purchase common stock	18,396,536	14,271,587
Outstanding RSUs	138,902	369,026
Earn-Out Shares (1)	—	9,357,835
Total anti-dilutive common equivalent shares	18,535,438	23,998,448

_________________________

(1) The Company will issue to holders of Hyperfine and Liminal securities as of immediately prior to the effective time of the Mergers, in accordance with their pro rata share, up to 10,000,000 shares of Class A common stock as earn-out consideration (the “Earn-Out Shares”) net of forfeitures, if at any time during the period between the Closing Date of December 22, 2021 and the third anniversary of the Closing Date (the “Earn-Out Period”), (i) the last reported sale price of the Class A common stock is greater than or equal to $15.00 for any 20 trading days within any 30 consecutive trading day period, or (ii) there is a transaction that will result in shares of Class A common stock being converted or exchanged into the right to receive cash or other consideration having a value greater than or equal to $15.00. During the Earn-Out Period, if there is a transaction (other than for stock splits, stock dividends, special cash dividends, reorganizations, recapitalizations or similar transactions affecting the Class A common stock) that will result in the shares of Class A common stock being converted or exchanged into the right to receive cash or other consideration having a value less than $15.00, then the right to receive Earn-Out Shares will terminate. As of December 22, 2024, the earn-out shares pursuant to the Earn-Out Shares expired as a result of the vesting conditions not being achieved.

11. INCOME TAXES

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of December 31,
	2024	2023
Gross deferred tax assets (liabilities):
Net operating loss carryforwards	$52,441	$45,197
Tax credit carryforwards	4,173	3,975
Fixed assets	(130)	(138)
Stock-based compensation	3,044	2,398
Capitalized R&D	11,780	8,594
Deferred revenue	612	669
Other	256	122
Total deferred tax assets	72,176	60,817
Valuation allowance	(72,176)	(60,817)
Net deferred tax assets (liabilities)	$—	$—

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

The Company had no income tax expense due to federal and state net operating losses incurred for the years ended December 31, 2024 and 2023. The Company has also not recorded any income tax benefits for its federal and state net operating losses incurred in each period due to uncertainty of realizing the benefit from those items. All of the Company’s losses before income taxes were generated in the United States. The effective tax rate for the Company for the years ended December 31, 2024 and 2023 was zero percent. A reconciliation of the income tax expense at the federal statutory tax rate to the Company’s effective income tax rate follows:

	As of December 31,
	2024	2023
Statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.7%	1.9%
Federal research and development credit	—%	(3.9)%
Stock-based compensation	(1.2)%	(1.8)%
Deferred tax adjustment resulting from tax rate change	2.6%	(0.2)%
Other	(0.2)%	(0.2)%
Valuation allowance	(27.9)%	(16.8)%
Effective tax rate	0.0%	0.0%

The Company’s effective tax rate for December 31, 2024 and 2023 differs from the federal statutory tax rate of 21% mainly due to the effect of deferred state income tax benefits resulting from state net operating loss carryforwards, the tax effects related to federal and state research and development tax credits, and the effects of nondeductible stock based compensation. The net effect of these items is fully offset by the increase in the Company’s valuation allowance from the prior year.

The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty of the Company’s ability to generate sufficient taxable income to realize the deferred tax assets, and therefore has not recognized any benefits from the net operating losses, tax credits and other deferred tax assets. The Company’s valuation allowance increased $11,360 and $7,451 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had the following tax net operating loss carryforwards available to reduce future federal and state taxable income, and tax credit carryforwards available to offset future federal and state income taxes:

	Hyperfine
	Amount	Begin to Expire in
Hyperfine tax net operating loss carryforwards:
Federal (pre-2018 NOLs)	$12,084	2034
Federal (post-2017 NOLs)	183,030	No Expiration
States	124,274	2031
Tax credit carryforwards:
Federal research and development	2,440	2034
Connecticut research and development	1,538	No Expiration
Connecticut others	6	2025
Federal others	2	2025

	Liminal
	Amount	Begin to Expire in
Liminal tax net operating loss carryforwards:
Federal (pre-2018 NOLs)	$—
Federal (post-2017 NOLs)	15,625	No Expiration
States	15,621	2038
Tax credit carryforwards:
Federal research and development	448	2038
Connecticut research and development	81	No Expiration
Federal and state other	2	2025

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards to offset its post-change income and tax liabilities may be limited. Generally, an ownership change occurs when certain shareholders increase their aggregated ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). The Company performed a Section 382 analysis in 2021 for Legacy Hyperfine to determine whether an ownership change had occurred. Based on this analysis, Legacy Hyperfine experienced two consecutive ownership changes, one on January 17, 2017, and one on May 16, 2017. As a result, Legacy Hyperfine’s net operating loss and tax credit carryforwards as of December 31, 2020 are subject to a Section 382 limitation. The January 17, 2017 ownership change resulted in an annual limitation of $865 and the May 16, 2017 ownership change resulted in an annual limitation of $3,008. The first (earlier) limitation will limit the deduction of pre-change losses and credits arising before the first ownership change. The second (later) ownership change creates another limit to deduction of those pre-change losses and credits. However, the second ownership change does not allow for a “step-up” of the first limitation and therefore the pre-January 17, 2017 losses and credits are still subject to the first limitation amount. Due to these limitations, the Company estimates that $3,125 and $249 of the federal net operating loss and research and development credit carryforwards, respectively, will expire before utilization. Accordingly, Legacy Hyperfine’s gross deferred tax assets and corresponding valuation allowance have been adjusted to reflect the estimated expirations. In addition, as a result of the Business Combination and any other equity issuances since the last ownership change, the Company may have experienced additional ownership changes as of December 31, 2024. As of December 31, 2024, the Company has not completed an additional Section 382 analysis to determine whether any successive ownership changes have occurred.

The Company has adopted the accounting guidance within ASC Topic 740 on uncertainties in income taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2024 and 2023, the Company did not have any unrecognized tax benefits. To the extent penalties and interest would be assessed on any underpayment of income tax, the Company’s policy is that such amounts would be accrued and classified as a component of income tax expense in the consolidated financial statements. To date, the Company has not recorded any such interest or penalties.

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

Additionally, as a result of legislation in the state of Connecticut, companies have the opportunity to exchange certain research and development tax credit carryforwards for a cash payment of 65% of the research and development tax credit. The research and development expenses that qualify for Connecticut credits are limited to those costs incurred within Connecticut. The Company has elected to participate in the exchange program and, as a result, has recognized net benefits of $173 and $87 for the years ended December 31, 2024 and 2023, respectively, which is included in research and development expenses in the accompanying statements of operations and comprehensive loss. As of December 31, 2024 and 2023, the Company has recorded $254 and $168 of the research and development tax credit receivables in Prepaid expenses and other current assets on the Company’s consolidated balance sheets, respectively.

12. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut, which is being leased from an unrelated landlord by 4Catalyzer Corporation (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis. A total of approximately $509 and $399 was paid during years ended December 31, 2024 and 2023, respectively.

Legacy Hyperfine entered into a Master Services Agreement (the “Master Services Agreement”) with 4C effective as of July 7, 2021 pursuant to which Hyperfine may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided. The Company paid an aggregate of $132 and $178 during the years ended December 31, 2024 and 2023, respectively, under the Master Services Agreement. As of each of December 31, 2024 and December 31, 2023, there was $61 due to 4C for expenses paid on the Company's behalf. These payables are included in due to related parties on the condensed consolidated balance sheet.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2024 or 2023.

During 2020 and 2021, the Company was awarded multiple grants totaling $4,910 from the BMGF for the provision and equipping of sites with the Company’s portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants were designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. All of these grants were designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021 and was completed by February 2024. In May 2023, the Company was awarded an additional $3,354 grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. The funds were accounted for as restricted cash with a corresponding credit to deferred grant funding. Any grant funds, plus any interest income, that have not been used for, or committed to, the project must be returned promptly to the BMGF upon expiration of or termination of the agreement. During the year ended December 31, 2024, the Company completed and fulfilled grant deliverables and milestones amounting to $1,709 and received cash grant funding of $1,122. As of December 31, 2024, the Company recorded restricted cash of $28 with an offset to deferred grant funding in the Company's unaudited condensed consolidated balance sheet. As of December 31, 2024 and 2023, there were no grant fund amounts that were required to be returned under the terms of the project.

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

The Company agreed to pay $1,000 to a third-party service provider upon the receipt by the Companies’ pre-closing equity holders of any Earn-Out Shares. The Company determined the probability of such payment based on the probability of vesting of such Earn-Out Shares to be not probable thus no liability was recognized. As of December 22, 2024, the earn-out shares have expired as a result of the vesting conditions not being achieved.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(all amounts are in thousands, except share and per share data)

14. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

The Company operates in one business segment, which includes all activities related to production, supply, service and commercialization of the Swoop® system. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews consolidated net loss to measure segment profit or loss, allocate resources, and assess performance. Further, the CODM is regularly provided with and utilizes consolidated functional expenses, as presented in the accompanying consolidated statements of operations, and total assets at the consolidated level, as included in the consolidated balance sheets herein, to manage the Company’s operations.

All of the Company’s long-lived assets are located in the United States. Non-U.S. revenue is attributed to revenue from customer located in foreign countries. Other than $6,394 and $4,362 of revenue recognized in non-U.S. countries for the years ended December 31, 2024 and 2023, respectively, all of the revenues during these periods were earned in the United States. Since the Company has a single reportable segment, all required financial segment information is provided in the consolidated financial statements.

15. SUBSEQUENT EVENTS

On January 28, 2025, the Company implemented an organizational restructuring designed to decrease its costs and create a more streamlined organization to support its business priorities. As a result, the Company has terminated approximately 14% of its global workforce. The restructuring affects employees predominantly in technical positions. In connection with the restructuring, the Company estimated it will incur up to $0.4 million of costs, consisting primarily of cash severance costs, other severance benefits and other related restructuring costs. The Company expects to substantially complete the restructuring in the first quarter of 2025.

On February 11, 2025, the Company entered into a securities purchase agreement with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Offering”): (i) 4,511,278 shares (the “Shares”) of the Company’s Class A common stock and (ii) warrants to purchase up to 4,511,278 shares of the Company’s Class A common stock (the “Warrants”). Each Share and accompanying Warrant were sold together at a combined offering price of $1.33. The aggregate gross proceeds to the Company from the Offering were $6,000 before deducting the placement agent’s fees and offering expenses.