Form 10-Q
period 2025-03-31
Hyperfine, Inc.
filed 2025-05-13
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 1, 2025, the registrant had 62,784,562 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

All brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to Hyperfine, Inc. and its wholly-owned subsidiaries, including Hyperfine Operations, Inc., and Liminal Sciences, Inc., as the case may be.

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
•
our history of losses and our ability to continue as a going concern;
•
our estimates regarding expenses, revenue, capital requirements and needs for additional financing;
•
our ability to raise financing in the future and the effects of future raises;
•
our future performance, including our financial performance and performance obligations;
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
•
the expected effect from U.S. export controls and tariffs; and
•
the inability to maintain the listing of our Class A common stock on The Nasdaq Stock Market LLC (“Nasdaq”).

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2025, in Item 1A of Part II of this Quarterly Report on Form 10-Q and as updated and/or supplemented in subsequent filings with the SEC. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,093	$37,645
Restricted cash	441	28
Accounts receivable, less allowance of $790 and $651 as of March 31, 2025 and December 31, 2024, respectively	5,330	5,956
Unbilled receivables	1,937	2,349
Inventory	4,639	5,832
Prepaid expenses and other current assets	2,963	1,900
Total current assets	48,403	53,710
Property and equipment, net	3,094	3,122
Other long term assets	1,880	2,069
Total assets	$53,377	$58,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,305	$1,607
Deferred grant funding	441	28
Deferred revenue	1,406	1,460
Due to related parties	54	61
Accrued expenses and other current liabilities	3,773	5,573
Total current liabilities	7,979	8,729
Warrant liabilities	1,240	—
Long term deferred revenue	1,028	1,054
Other noncurrent liabilities	16	78
Total liabilities	10,263	9,861
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Class A Common stock, $0.0001 par value per share; 600,000,000 shares authorized; 62,784,562 and 58,076,261 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	6	5
Class B Common stock, $0.0001 par value per share; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	346,966	343,475
Accumulated deficit	(303,860)	(294,442)
Total stockholders' equity	43,114	49,040
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,377	$58,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Sales
Device	$1,522	$2,704
Service	615	591
Total sales	2,137	3,295
Cost of sales
Device	985	1,499
Service	269	442
Total cost of sales	1,254	1,941
Gross margin	883	1,354
Operating Expenses:
Research and development	5,037	5,570
General and administrative	4,208	4,430
Sales and marketing	2,540	2,004
Total operating expenses	11,785	12,004
Loss from operations	(10,902)	(10,650)
Interest income	317	796
Change in Fair Value of Warrant Liabilities	1,618	—
Other (expense) income, net	(451)	6
Loss before provision for income taxes	(9,418)	(9,848)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(9,418)	$(9,848)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.12)	$(0.14)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	75,697,199	71,934,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2024	58,076,261	$5	15,055,288	$2	$343,475	$(294,442)	$49,040
Net loss	—	—	—	—	—	(9,418)	(9,418)
Issuance of restricted stock, net	29,135	—	—	—	—	—	—
Exercise of stock options	41,390	—	—	—	33	—	33
Shares issued under “at-the-market” (ATM) Sales Agreement, net	126,398	—	—	—	129	—	129
Issuance of common stock and warrants, net of offering costs	4,511,278	1	—	—	2,384	—	2,385
Issuance of common stock in connection with warrant exercise	100	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	945	—	945
Balance, March 31, 2025	62,784,562	6	15,055,288	2	346,966	(303,860)	43,114

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2023	56,840,989	$5	15,055,288	$2	$338,114	$(253,722)	$84,399
Net loss	—	—	—	—	—	(9,848)	(9,848)
Issuance of restricted stock	41,007	—	—	—	—	—	—
Exercise of stock options	70,670	—	—	—	55	—	55
Stock-based compensation expense	—	—	—	—	1,032	—	1,032
Balance, March 31, 2024	56,952,666	5	15,055,288	2	339,201	(263,570)	75,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,418)	$(9,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	229	263
Stock-based compensation expense	945	1,032
Change in fair value of warrant liabilities	(1,618)	—
Other	11	34
Changes in assets and liabilities:
Accounts receivable, net	626	(2,154)
Unbilled receivables	412	47
Inventory	1,193	(833)
Prepaid expenses and other current assets	(1,241)	(1,252)
Prepaid inventory	—	693
Other long term assets	128	200
Accounts payable	600	1,208
Deferred grant funding	413	(621)
Deferred revenue	(80)	127
Due to related parties	(7)	(16)
Accrued expenses and other current liabilities	(1,435)	(1,392)
Operating lease liabilities, net	(7)	2
Net cash used in operating activities	(9,249)	(12,510)
Cash flows from investing activities:
Purchases of property and equipment	(472)	(145)
Net cash used in investing activities	(472)	(145)
Cash flows from financing activities:
Proceeds from exercise of stock options	33	55
Proceeds from shares issued under “at-the-market” offering program, net of selling costs	129	—
Proceeds from issuance of common stock and warrants, net of offering costs	5,420	—
Net cash provided by financing activities	5,582	55
Net decrease in cash and cash equivalents and restricted cash	(4,139)	(12,600)
Cash, cash equivalents and restricted cash, beginning of period	37,673	75,804
Cash, cash equivalents and restricted cash, end of period	33,534	63,204
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	33,093	63,204
Restricted cash	441	—
Total cash, cash equivalents and restricted cash	$33,534	$63,204
Supplemental disclosure of noncash information:
Initial measurement of warrant liabilities	$2,858	$—
Unpaid purchase of property and equipment	$509	$742
Unpaid financing issuance costs	$238	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Hyperfine, Inc. (together with its subsidiaries, as applicable, “Hyperfine” or the “Company”), formerly known as HealthCor Catalio Acquisition Corp. (“HealthCor”), was incorporated as a Cayman Islands exempted company on November 18, 2020. The Company’s legal name became Hyperfine, Inc. in connection with the closing (the “Closing”) of the business combination with HealthCor on December 22, 2021 (the “Closing Date”). In connection with the Closing, Hyperfine, Inc., a Delaware corporation (“Legacy Hyperfine”), and Liminal Sciences, Inc., a Delaware corporation (“Liminal”), merged with and into separate wholly owned subsidiaries of HealthCor and became wholly-owned subsidiaries of the Company (the “Mergers”), and changed their names to Hyperfine Operations, Inc. and Liminal Operations, Inc., respectively. Liminal subsequently changed its name to Liminal Sciences, Inc.

The Company is an innovative health technology business with a mission to revolutionize patient care globally through accessible, affordable, clinically relevant artificial intelligence (“AI”)-powered portable ultra-low-field (“ULF”) magnetic resonance (“MR”) brain imaging. The Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. The Swoop® system is designed to transform brain MR for the patient, the clinician and the provider, enabling a highly differentiated experience for patients, timely imaging for clinicians, and favorable economics for hospital administrators. The Swoop® system is a portable, ULF MRI device for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions in various care settings where conventional MRI devices are inaccessible or when they are not readily available. The easy-to-use interface and portable design of the Company's Swoop® system make it easily and readily accessible anywhere in a hospital, clinic, physician office, or patient care site and it does not require any special facilities accommodations nor specialized personnel to operate safely. ULF MR does not expose patients to harmful ionizing radiation and compares favorably in this regard to X-ray, computed tomography or positron emission tomography.

The Company’s Swoop® system received initial 510(k) clearance for brain imaging from the U.S. Food and Drug Administration (the “FDA”) in 2020. In July 2024, the Company received 510(k) clearance from the FDA of the ninth-generation AI-powered Swoop® system software. This latest software update released to date significantly reduces scan times across multiple MR sequences without sacrificing image quality. Outside of the United States, the Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (“CE Mark”), the United Kingdom (UK Conformity Assessment (“UKCA Mark”)), Canada, Australia and New Zealand. In October 2024 and February 2025, the Company received CE Mark and UKCA Mark approval for the latest generation of software, respectively. All of the Company’s revenue to date has been generated from sales of the Swoop® system and related services. The Company has an indirect wholly-owned subsidiary in the United Kingdom that did not have any significant operations during 2024 nor during the three months ended March 31, 2025.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited revenues and a history of negative working capital. The Company’s existing capital resources are expected to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements. Unless and until the Company is able to generate a sufficient amount of revenue and generate positive operating cash flows, the Company expects to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. If the Company is not able to obtain additional financing and/or substantially

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

increase revenue from sales, in the longer term, it could result in a substantial doubt about the Company's ability to continue as a going concern.

Management believes the proceeds from recent offerings described herein, future offerings, and the Company’s anticipated revenue, provides an opportunity to continue as a going concern. If additional funding is required, the Company plans to obtain working capital from either debt or equity financing from the sale of common stock, preferred stock, and/or convertible debentures. There can be no assurance that the Company will be able to obtain such working capital on acceptable terms or at all and could result in management concluding in the future that substantial doubt about the Company's ability to continue as a going concern based upon the new information.

The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2025, or any other period.

Except as described elsewhere in this Note 2 under the heading “Recently issued accounting pronouncements not yet adopted,” there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2024 and 2023.

Risks and Uncertainties

The Company is subject to risks and uncertainties caused by events with significant geopolitical and macroeconomic impacts, including, but not limited to, the conflicts in Ukraine and the Middle East, inflation, tariffs and actions taken to counter such impacts. The Company relies on a single source manufacturer and single source suppliers for the supply of its products. Disruption from the manufacturer or suppliers has and would have a negative impact on the Company’s business, financial position and results of operations in its consolidated financial statements. The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by geopolitical and macroeconomic conditions.

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

For the three months ended March 31, 2025, there were five customers that each represented 10% or more of total net revenue and contributed $407, $261, $259, $228, and $217 of revenue, respectively. For the three months ended March 31, 2024, there were three customers that each represented 10% or more of total net revenue and contributed $1,047, $547 and $383 of revenue, respectively.

As of March 31, 2025, there were four customers that each accounted for more than 10% of the Company's total accounts receivable in the amount of $1,074, $846, $815 and $720, respectively. As of December 31, 2024, there were three customers that each accounted for more than 10% of the Company's total accounts receivable in the amount of $1,439, $815, and $720, respectively.

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
•
Assumptions underlying the fair value used in the calculation of stock-based compensation expense; and
•
Warrant liabilities valuation.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories best represent the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

		Three Months Ended March 31,
	Pattern of Recognition	2025	2024
Device	Point in time	$1,522	$2,704
Service	Over time	615	591
Total revenue		$2,137	$3,295

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

The following table provides information about receivables and deferred revenue from contracts with customers:

	March 31, 2025	December 31, 2024
Accounts receivable, net	$5,330	$5,956
Unbilled receivables - current	$1,937	$2,349
Unbilled receivables - non-current(1)	$761	$825
Deferred revenue	$1,406	$1,460
Long term deferred revenue	$1,028	$1,054

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

The amount of revenue recognized during the three months ended March 31, 2025 and 2024 that was included in the deferred revenue balance at the beginning of the period was $491 and $493, respectively.

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

Revenue from Leasing Arrangements

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under ASC 842, including leases for the three months ended March 31, 2025 and 2024. The Company recorded service revenue from lease arrangements of $21 and $82 for the three months ended March 31, 2025 and 2024, respectively. The Company records revenue from the sale of hardware devices under sales-type leases as device revenue in an amount equal to the present value of minimum lease payments at the inception of the

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

lease. Sales-type leases also produce financing income, which is included in device revenue in the consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $478 and $490 as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized $124 and $78, respectively, in expense related to the amortization of the capitalized contract costs.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2025 and December 31, 2024, the Company had remaining performance obligations amounting to $5,737 and $5,644, respectively. The Company expects to recognize approximately 27% of its remaining performance obligations as revenue in fiscal year 2025, and an additional 73% in fiscal year 2026 and thereafter.

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

Cash is measured at fair value on a recurring basis using Level 1 inputs. The Company had $33,093 and $37,451 of money market funds, demand deposit and savings accounts included in cash and cash equivalents and restricted cash as of March 31, 2025 and December 31, 2024, respectively. These assets were valued using quoted prices in active markets and accordingly were classified as Level 1. Other liabilities include warrant liabilities that are measured at fair value on a recurring basis using Level 3 inputs. As of March 31, 2025, and February 12, 2025, the closing date of the Offering (as defined below) and the initial warrant liability valuation date, the fair value of the warrant liabilities were $1,240 and $2,858, respectively.

The Company had no assets or liabilities classified using Level 2 inputs and there were no transfers between fair value measurement levels during the three months ended March 31, 2025 or 2024.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

5. INVENTORIES

A summary of inventories is as follows:

	March 31, 2025	December 31, 2024
Raw materials	$2,311	$3,070
Finished goods	2,328	2,762
Total inventories	$4,639	$5,832

Manufacturing overhead costs primarily include management’s best estimate and allocation of the labor costs incurred related to acquiring finished goods from the Company’s contract manufacturer. Labor costs include wages, taxes and benefits for employees involved in warehousing, logistics coordination, material sourcing, and production planning activities.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	March 31, 2025	December 31, 2024
Laboratory equipment	$986	$986
Research devices	1,622	1,398
Sales and marketing devices	490	490
Computer equipment	689	689
Construction in progress	1,191	1,229
Tooling	857	857
Trade show assets	254	254
Leased devices	181	181
Other	592	595
	6,862	6,679
Less: Accumulated depreciation and amortization	(3,768)	(3,557)
Property and equipment, net	$3,094	$3,122

Depreciation expense amounted to $229 and $263 for the three months ended March 31, 2025 and 2024, respectively.

7. RIGHT-OF-USE (“ROU”) ASSETS AND LEASES LIABILITIES

The Company has operating leases for its corporate offices, including its Palo Alto, California lease agreement which expires on April 30, 2026 and a warehouse lease agreement in Guilford, Connecticut which expires on February 28, 2026. As of March 31, 2025 and December 31, 2024, the balance of operating lease ROU assets of $280 and $341, respectively, current lease liabilities of $263 and $269, respectively, and non-current lease liabilities of $16 and $78, respectively, are included in the Company's condensed consolidated balance sheets in other long term assets, accrued expenses and other current liabilities, respectively.

The weighted-average remaining lease term associated with the measurement of our operating lease obligations is 13 months and an annual weighted-average discount rate is 9.13%.

Future minimum commitments due under the lease agreements as of March 31, 2025 are $202 for 2025 and $78 thereafter.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Bonuses	$716	$2,144
Contracted services	1,164	1,755
Legal fees	515	176
Payroll and related benefits	946	756
Operating lease liabilities	263	269
Other	169	473
Total accrued expenses and other current liabilities	$3,773	$5,573

9. STOCKHOLDERS' EQUITY

Common Stock At-the-Market (ATM) Offering Program

On November 9, 2023, the Company filed a $150,000 shelf registration statement on Form S-3, which became effective on November 22, 2023, and includes a prospectus covering up to an aggregate of $50,000 in shares of Class A common stock that the Company may issue and sell from time to time, through B. Riley Securities, Inc. (“B. Riley”) acting as its sales agent, pursuant to the sales agreement that the Company entered into with B. Riley in November 2023 (the “Sales Agreement”), for its “at-the-market” (“ATM”) equity program. The shelf registration statement is effective for three years and permits the Company to sell, from time to time, up to $150,000 in aggregate value of its Class A common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide the Company with flexibility to access additional capital when market conditions are appropriate.

As of March 31, 2025 an aggregate total of 898,119 shares of Class A common stock have been issued and sold under the Sales Agreement, for gross proceeds of $1,013 and net proceeds of $947, after deducting commissions and other offering expenses related to the ATM.

Common Stock and Common Stock Warrants

On February 12, 2025, the Company closed the transactions pursuant to a securities purchase agreement with certain institutional investors (the “Investors”), in which the Company issued and sold, in a registered direct offering by the Company directly to the Investors (the “Offering”): (i) 4,511,278 shares (the “Shares”) of the Company’s Class A common stock and (ii) warrants to purchase up to 4,511,278 shares of the Company’s Class A common stock (the “Warrants”). Each Share and accompanying Warrant were sold together at a combined offering price of $1.33. Each Warrant has an exercise price of $1.33 and expires on the five-year anniversary of the initial issuance date. The aggregate gross proceeds to the Company from the Offering were $6,000 before deducting the placement agent’s fees and offering expenses. The incremental issuance costs allocated to warrant liabilities were recorded as expenses in the Company's condensed consolidated statements of operations in line item “other (expense) income, net”.

Equity Incentive Plan

The Company's 2021 Equity Incentive Plan (the “Plan”) is administered by the Company's board of directors and its compensation committee of the board of directors, which may grant restricted stock units (“RSUs”) and options to purchase shares either as incentive stock options or non-qualified stock options, and other stock-based awards. The option grants are subject to certain terms and conditions, option periods and conditions, exercise rights and privileges as set forth in the Plan.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the three months ended March 31, 2025:

Number of Options
Outstanding at January 1, 2025	18,396,536
Granted (1)	111,500
Exercised	(41,390)
Forfeited / Cancelled / Expired	(512,400)
Outstanding at March 31, 2025	17,954,246

_____________________________________________

(1) Consists of new hire employee grants of stock options to purchase 111,500 shares of the Company's Class A common stock. The grants vest 25% on the first anniversary date of the grant with the remainder vesting equally over the remaining 36 months, subject to the employee’s continued service to the Company through the applicable vesting dates.

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

Restricted stock unit activity

The following table summarizes the changes in the Company’s outstanding RSUs for the three months ended March 31, 2025:

Number of RSUs
Outstanding at January 1, 2025	138,902
Granted (1)	2,341,853
Vested	(29,143)
Forfeited	(9,629)
Outstanding at March 31, 2025	2,441,983

_____________________________________________

(1) Includes new hire grants of 8,520 RSUs, annual employee grants of 1,733,333 RSUs, and grants to executive officers of 600,000 RSUs. The grants will vest 25% approximately on the anniversary date of the grant with the remainder vesting equally over the remaining 12 quarters, subject to the employee’s continued service to the Company through the applicable vesting dates.

The following table presents details of stock-based compensation expenses by functional line item noted within the Company's operating expenses:

	Three Months Ended March 31,
	2025	2024
Cost of sales	$18	$24
Research and development	345	337
Sales and marketing	63	39
General and administrative	519	632
	$945	$1,032

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

10. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all common equivalent shares of the Company, including outstanding stock options, RSUs, Earn-Out Shares (as defined below) and warrants to purchase Class A common stock (described below), to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common equivalent shares of the Company outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net Loss	$(9,418)	$(9,848)
Numerator for Basic and Dilutive EPS – Loss available to common stockholders	$(9,418)	$(9,848)
Denominator:
Common Stock	75,697,199	71,934,045
Denominator for Basic and Dilutive EPS - Weighted-average common stock	75,697,199	71,934,045
Basic and dilutive net loss per share	$(0.12)	$(0.14)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three Months Ended March 31,
	2025	2024
Outstanding options to purchase common stock	17,954,246	18,480,994
Outstanding RSUs	2,441,983	314,243
Earn-Out Shares (1)	—	9,357,835
Warrants to purchase common stock	4,511,178	—
Total anti-dilutive common equivalent shares	24,907,407	28,153,072

_________________________

(1) The Company would issue to holders of Legacy Hyperfine and Liminal securities as of immediately prior to the effective time of the Mergers, in accordance with their pro rata share, up to 10,000,000 shares of Class A common stock as earn-out consideration (the “Earn-Out Shares”) net of forfeitures, if at any time during the period between the Closing Date of December 22, 2021 and the third anniversary of the Closing Date (the “Earn-Out Period”), (i) the last share price of the Class A common stock was greater than or equal to $15.00 for any 20 trading days within any 30 consecutive trading day period, or (ii) there was a transaction that would result in shares of Class A common stock being converted or exchanged into the right to receive cash or other consideration having a value greater than or equal to $15.00. During the Earn-Out Period, if there was a transaction (other than for stock splits, stock dividends, special cash dividends, reorganizations, recapitalizations or similar transactions affecting the Class A common stock) that would result in the shares of Class A common stock being converted or exchanged into the right to receive cash or other consideration having a value less than $15.00, then the right to receive Earn-Out Shares would terminate. As of December 22, 2024, the Earn-Out Shares expired as a result of the vesting conditions not being achieved.

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

Income taxes for the three months ended March 31, 2025 is recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for the three months ended March 31, 2025. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, research and development credits, stock-based compensation, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2025 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

12. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut, which is being leased from an unrelated landlord by 4Catalyzer Corporation (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis. A total of approximately $88 and $129 was paid during the three months ended March 31, 2025 and 2024, respectively.

Hyperfine entered into a Master Services Agreement (the “Master Services Agreement”) with 4C effective as of July 7, 2021 pursuant to which Hyperfine may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided. The Company paid an aggregate of $25 and $34 during the three months ended March 31, 2025 and 2024, respectively, under the Master Services Agreement. As of March 31, 2025 and December 31, 2024 there were $54 and $61 due to 4C, respectively, for expenses paid on the Company's behalf. These payables are included in due to related parties on the condensed consolidated balance sheet.

13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2025 or 2024.

During 2020 and 2021, the Company was awarded multiple grants totaling $4,910 from the Bill & Melinda Gates Foundation (“BMGF”) for the provision and equipping of sites with the Company’s portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants were designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. All of these grants were designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021 and was completed by February 2024. In May 2023, the Company was awarded an additional $3,354 grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. The funds were accounted

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

for as restricted cash with a corresponding credit to deferred grant funding. Any grant funds, plus any interest income, that have not been used for, or committed to, the project must be returned promptly to the BMGF upon expiration of or termination of the agreement. During the three months ended March 31, 2025, the Company completed and fulfilled grant deliverables and milestones amounting to $205 and received cash grant funding of $616. As of March 31, 2025, the Company recorded restricted cash of $441 with an offset to deferred grant funding in the Company's unaudited condensed consolidated balance sheet. As of March 31, 2025, and December 31, 2024, there were no grant fund amounts that were required to be returned under the terms of the project.

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

All of the Company’s long-lived assets are located in the United States. Non-U.S. revenue is attributed to revenue from customer located in foreign countries. Other than $1,074 and $2,434 of revenue recognized in non-U.S. countries for the three months ended March 31, 2025 and 2024, respectively, all of the revenues during these periods were earned in the United States. Since the Company has a single reportable segment, all required financial segment information is provided in the consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

15. RESTRUCTURING

On January 28, 2025, the Company implemented an organizational restructuring designed to decrease its costs and create a more streamlined organization to support its business priorities. As a result, the Company terminated approximately 14% of its global workforce. The restructuring affected employees predominantly in technical positions. In connection with the restructuring, the Company incurred up to $400 of costs, consisting primarily of cash severance costs, other severance benefits and other related restructuring costs. During the three months ended March 31, 2025, the Company recorded $400 in operating expense in the Company's condensed consolidated statements of operations and comprehensive loss. This restructuring plan was substantially completed as of March 31, 2025 and the Company does not expect to incur significant additional expenses related to this restructuring plan.

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and has determined that there were no subsequent events required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2024 contained in our 2024 Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our 2024 Annual Report on Form 10-K and of this Quarterly Report on Form 10-Q, as updated and/or supplemented in subsequent filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Hyperfine, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024, respectively, present the financial position and results of operations of Hyperfine, Inc. and its wholly owned subsidiaries.

Overview

We are an innovative health technology business with a mission to revolutionize patient care globally through accessible, affordable, clinically relevant artificial intelligence (“AI”)-powered portable ultra-low-field (“ULF”) magnetic resonance (“MR”) brain imaging. Our Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. Our Swoop® system is designed to transform brain MR for the patient, the clinician and the provider, enabling a highly differentiated experience for patients, timely imaging for clinicians, and favorable economics for hospital administrators. The Swoop® system is a portable, ULF MRI device for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions in various care settings where conventional MRI devices are inaccessible or when they are not readily available. The easy-to-use interface and portable design of our Swoop® system make it easily and readily accessible anywhere in a hospital, clinic, physician office, or patient care site and it does not require any special facilities accommodations nor specialized personnel to operate safely. ULF MR does not expose patients to harmful ionizing radiation and compares favorably in this regard to X-ray, computed tomography or positron emission tomography.

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

Despite their advantages, many healthcare institutions worldwide lack the facilities, specialized operators, and capital necessary to acquire, maintain, and staff expensive conventional MRI devices. The Swoop® system is the first FDA-cleared, portable, ULF, MR brain imaging system that is capable of providing imaging at multiple sites of care, such as intensive care units, clinics, emergency departments or physicians’ offices, and can inform the timely detection, diagnosis, monitoring, and treatment of acute and chronic neurological conditions inside and outside the hospital. We designed the Swoop® system to address the limitations of conventional imaging technologies and make brain MR imaging accessible nearly anytime and anywhere across professional healthcare settings. We believe the adoption of the Swoop® system by healthcare professionals has clinical and economic benefits throughout healthcare communities in both high and low resource settings.

The Swoop® system is AI-powered and integrates deep learning, a form of AI in the reconstruction pipeline of T1, T2, diffusion-weighted Imaging, and fluid-attenuated inversion recovery sequences. The integration of deep learning does not require any additional steps from the user. As a result, deep learning can enhance the image quality and, consequently, the diagnostic value of images generated at ULF. The algorithms are designed to improve ULF image quality, while reducing the impact of scan artifacts. The images created with these algorithms were validated by expert radiologists. The Swoop® system is used clinically every day as the first mover in the field of AI-powered portable MRI, and the install base continues to expand. The learnings from this market experience have served to improve our software, AI, and denoising algorithms resulting in the image quality and performance improvements of our product over the nine generations of software since our initial clearance. As we move forward, we are continuously investing in improving our AI-powered image quality and leveraging each imaging-focused software release to further improve the Swoop® system performance.

Our Swoop® system received initial 510(k) clearance for brain imaging from the U.S. Food and Drug Administration (the “FDA”) in 2020. In July 2024, we received 510(k) clearance from FDA of the ninth-generation AI-powered Swoop® system software. This latest software update released to date significantly reduces scan times across multiple MR sequences without sacrificing image quality. Outside of the United States, the Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (“CE Mark”), the United Kingdom (UK Conformity Assessment (“UKCA Mark”)), Canada, Australia and New Zealand. In October 2024 and February 2025, we received CE Mark and UKCA Mark approval for the latest generation of software, respectively.

Key Performance Metrics

Management reviews and analyzes several key performance metrics including Total revenues and Total Swoop® system units sold. These metrics are reviewed and analyzed to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions.

Total revenues were $2.1 million for the three months ended March 31, 2025, as compared to revenues of $3.3 million for the three months ended March 31, 2024, primarily driven by decreases in Swoop® system units sold offset by an increase in average selling price. See "Results of Operations - Sales" below for further information. Total Swoop® system units sold were 6 units for the three months ended March 31, 2025, as compared to 13 units sold for the three months ended March 31, 2024.

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

Commercialization efforts of the Swoop® system

Our results have included revenue from the United States and outside the United States. Our Swoop® system received initial 510(k) clearance from the FDA in 2020. Initially, we have been focused on executing contracts with U.S. hospitals and hospital systems. We have built a direct sales and field support organization in the United States who are working in strong collaboration to increase adoption, support successful implementations and support routine use at customer sites. We are planning to expand our commercial focus beyond our initial call point of critical care in the hospital into hospital emergency departments, hospital-based neurology clinics and outside the hospital in neurology offices.

Expand sales in international markets

The countries in which we have begun commercializing our Swoop® system include Canada, certain European markets, Australia, and New Zealand. We obtained a Medical Device License issued by Health Canada, UKCA Mark in the United Kingdom, CE Mark in the EU, and regulatory authorization in Australia and New Zealand. The Swoop® system CE mark and UKCA mark approval of the latest AI-powered Swoop® system software in October 2024 and February 2025, enables a broader European commercial expansion of the Swoop® system, bringing cutting-edge brain imaging technology to new global markets. Further we are executing on a global expansion strategy, broadening access to MR brain imaging in regions with large populations, low penetration of MRI, and significant unmet healthcare needs.

Our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and timely management of health conditions worldwide is furthermore advanced by grant funding from the Bill and Melinda Gates Foundation (“BMGF”). Through our engagement with the BMGF, we have deployed the Swoop® system in low-middle income settings without readily-accessible MRI technology. During 2020 and 2021, we were awarded multiple grants totaling $4.9 million from the BMGF for the provision and equipping of sites with our portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants were designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. These grants were designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021 and was completed by February 2024. In May 2023, we were awarded an additional $3.4 million grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. During the three months ended March 31, 2025, we completed and fulfilled grant deliverables and milestones amounting to $0.2 million and we received cash grant funding of $0.6 million.

Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2025 and 2024. Our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,		Change
($ Amounts in thousands)	2025	2024	%
Sales
Device	$1,522	$2,704	(43.7)%
Service	615	591	4.1%
Total sales	2,137	3,295	(35.1)%
Cost of Sales
Device	985	1,499	(34.3)%
Service	269	442	(39.1)%
Cost of sales	1,254	1,941	(35.4)%
Gross margin	883	1,354	(34.8)%
Operating expenses:
Research and development	5,037	5,570	(9.6)%
General and administrative	4,208	4,430	(5.0)%
Sales and marketing	2,540	2,004	26.7%
Total operating expenses	11,785	12,004	(1.8)%
Loss from operations	(10,902)	(10,650)	2.4%
Interest income	317	796	(60.2)%
Change in fair value of warrant liabilities	1,618	—	NM
Other income, net	(451)	6	NM
Loss before provision for income taxes	(9,418)	(9,848)	(4.4)%
Provision for income taxes	—	—
Net loss and comprehensive loss	$(9,418)	$(9,848)	(4.4)%

Comparison of the Three Months Ended March 31, 2025 and 2024 ($ Amounts shown in tables in thousands)

Sales

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Device	$1,522	$2,704	$(1,182)	(43.7)%
Service	615	591	24	4.1%
Total sales	$2,137	$3,295	$(1,158)	(35.1)%

Device sales decreased by $1.2 million, or 43.7%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease is mainly driven by a decrease in units sold offset by an increase in average selling price.

Service sales increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase is driven by an increase in device install base.

Cost of sales

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Device	$985	$1,499	$(514)	(34.3)%
Service	269	442	(173)	(39.1)%
Total cost of sales	$1,254	$1,941	$(687)	(35.4)%
Percentage of revenue	58.7%	58.9%

Cost of device sales decreased by $0.5 million, or 34.3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was driven primarily by a decrease in units sold.

Cost of service sales decreased by $0.2 million, or 39.1%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease is driven primarily by a decrease in infrastructure costs.

Research and development

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Research and development	$5,037	$5,570	$(533)	(9.6)%

Research and development expenses decreased by $0.5 million, or 9.6%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was driven primarily by a decrease in salary and benefits of $0.9 million, and a decrease in consulting expenses of $0.3 million, partially offset by a decrease in grant fulfillment credits of $0.7 million.

General and administrative

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
General and administrative	$4,208	$4,430	$(222)	(5.0)%

General and administrative expenses decreased by $0.2 million, or 5.0%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was driven primarily by a decrease in auditing and accounting fees of $0.2 million, a decrease in insurance, legal, and intellectual property expenses of $0.1 million, and a decrease in stock-based compensation of $0.1 million, partially offset by an increase in allowance for credit losses of $0.2 million.

Sales and marketing

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Sales and marketing	$2,540	$2,004	$536	26.7%

Sales and marketing expenses increased by $0.5 million, or 26.7% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was driven primarily by an increase in salary and benefits of $0.3 million and an increase in marketing expenses of $0.2 million.

Interest income

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Interest income	$317	$796	$(479)	(60.2)%

Interest income decreased by $0.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was driven primarily by lower cash balances in money market funds and demand deposit accounts.

Change in fair value of warrant liabilities

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Change in fair value of warrant liabilities	$1,618	$—	$1,618	NM

Change in fair value of warrant liabilities for the three months ended March 31, 2025 represented a gain of $1.6 million caused by a decrease in the fair value of the warrant liabilities from the initial fair value evaluation on February 12, 2025, the closing date of the Offering (as defined below) to the subsequent fair value evaluation on March 31, 2025, primarily related to changes in the price per share of our Class A common stock. There was no similar change in fair value during the three months ended March 31, 2024 as the warrants were not outstanding during that period.

Other (expense) income, net

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Other (expense) income, net	$(451)	$6	$(457)	NM

Other (expense) income, net increased by $0.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase is mainly driven by financing cost allocated to warrant liabilities.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common stock, preferred stock and warrants. We have incurred significant cash burn and recurring net losses, which includes a net loss of $9.4 million for the three months ended March 31, 2025, and an accumulated deficit of $303.9 million as of March 31, 2025. As of March 31, 2025, we had cash and cash equivalents of $33.1 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur a significant cash burn and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

In November 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC pursuant to which we registered for sale up to $150 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. The Shelf Registration Statement also includes a prospectus covering up to an aggregate of $50.0 million in shares of Class A common stock that we may issue and sell from time to time, through B. Riley Securities, Inc. (“B. Riley”) acting as our sales agent, pursuant to the sales agreement that we entered into with B. Riley (the “Sales Agreement”) for our “at-the-market” equity program (“ATM”). We are not obligated to make any sales of Class A common stock under the Sales Agreement. As of March 31, 2025, an aggregate total of 898,119 shares of our Class A common stock, for total gross proceeds of $1,013 thousand and net proceeds of $947 thousand, after deducting commissions and other offering expenses related to the ATM, have been issued and sold under the Sales Agreement.

On February 12, 2025, we closed the transactions pursuant to a securities purchase agreement with certain institutional investors (the “Investors”), in which we issued and sold, in a registered direct offering directly to the Investors (the “Offering”): (i) 4,511,278 shares (the “Shares”) of our Class A common stock and (ii) warrants to purchase up to 4,511,278 shares of our Class A common stock (the “Warrants”). Each Share and accompanying Warrant were sold together at a combined offering price of $1.33. The aggregate gross proceeds to from the Offering were $6.0 million before deducting the placement agent’s fees and offering expenses.

Our ability to access capital when needed is not assured and, if capital is not available when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs, commercialization of our products, and other operations which could materially harm our operations, financial condition and operating results. We expect that our existing cash and cash equivalents, together with proceeds from the sales of our products and services, will enable us to conduct our planned operations for at least the next 12 months. Factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to manufacturing; (iii) changes we may make in our business or commercialization and hiring strategy; (iv) costs of running a public company; (v) higher inflation and increases in product transportation and labor costs; (vi) the effects of the tariffs; and (vii) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.

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

Cash

As of March 31, 2025, we had cash and cash equivalents of $33.1 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, international expansion, and regulatory costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash used in operating activities	$(9,249)	$(12,510)
Net cash used in investing activities	(472)	(145)
Net cash provided by financing activities	5,582	55
Net decrease in cash, cash equivalents, and restricted cash	$(4,139)	$(12,600)

Net cash used in operating activities

For the three months ended March 31, 2025, net cash used in operating activities of $9.2 million was due primarily to a net loss of $9.4 million and non-cash items of $0.4 million, partially offset changes in operating assets and liabilities of $0.6 million. Non-cash items were primarily gain on change in fair value of warrant liabilities of $1.6 million, partially offset by stock-based compensation expense of $0.9 million and depreciation expense of $0.2 million. Changes in operating assets and liabilities were driven primarily by a decrease in inventory of $1.2 million, a decrease in accounts receivable and unbilled receivables of $1.0 million, an increase in accounts payable of $0.6 million, and an increase in deferred funding of $0.4 million, partially offset a decrease in accrued expense and other current liabilities of $1.4 million primarily due to annual bonus payout and an increase in prepaid expenses and other current assets of $1.2 million, primarily due to the timing of payment of the directors and officers liability insurance.

For the three months ended March 31, 2024, net cash used in operating activities of $12.5 million was due primarily to a net loss of $9.8 million and changes in operating assets and liabilities of $4.0 million, partially offset by non-cash items of $1.3 million. Non-cash items were primarily stock-based compensation expense of $1.0 million and depreciation expense of $0.3 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts receivable of $2.1 million due to timing of billing and collection, a decrease in accrued expenses and other current liabilities of $1.4 million primarily due to annual bonus payout, an increase in prepaid expenses and other current assets of $1.3 million primarily due to the timing of payment of the directors and officers liability insurance and the recording of a grant receivable, an increase in inventory of $0.8 million, a decrease in deferred grant funding of $0.6 million due to fulfillment and delivery of a BMGF grant milestone related to a delivery of an enhanced version of our software, partially offset by an increase in accounts payable of $1.2 million, a decrease in prepaid inventory of $0.7 million, a decrease in other long term assets of $0.2 million, and an increase in deferred revenue of $0.1 million.

Net cash used in investing activities

For the three months ended March 31, 2025, net cash used in investing activities of $472 thousand was from fixed assets purchased.

For the three months ended March 31, 2024, net cash used in investing activities of $142 thousand was from fixed assets purchased.

Net cash provided by financing activities

For the three months ended March 31, 2025, net cash provided by financing activities of $5.6 million which consisted primarily of proceeds from issuance and sale of the Shares and Warrants in the Offering, net of offering discounts and other costs of $5.4 million, proceeds from issuance of the Shares under the Sales Agreement of $0.1 million and proceeds from stock option exercises of $33 thousand.

For the three months ended March 31, 2024, net cash provided by financing activities of $55 thousand was proceeds from option exercises.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2025 and 2024.

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

We had no other significant contractual obligations as of March 31, 2025.

For information on contingencies, refer to Note 13 in the notes to our unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as described in Note 2 “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements Not Yet Adopted”, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2024 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2025 and 2024 included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our cash, cash equivalents and restricted cash as of March 31, 2025 consisted of $33.5 million in money market funds, demand deposit and savings accounts. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. Based on our balance sheet position at March 31, 2025, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $0.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our 2024 Annual Report on Form 10-K. There have been no material changes in our risk factors from those described in our 2024 Annual Report on Form 10-K, other than the updates to the risk factor set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

We could fail to maintain the listing of our Class A common stock on Nasdaq, which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

The Nasdaq Stock Market has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. On April 30, 2025, we received a written notice from Nasdaq notifying us that, because the closing bid price for our Class A common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer met the minimum bid price requirement for continued inclusion on The Nasdaq Global Market. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180-calendar day period, or until October 27, 2025 (the “Compliance Date”), to regain compliance with the minimum bid price requirement. The minimum bid price requirement will be met if our Class A common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day period, unless Nasdaq exercises its discretion to extend such 10‑day period. If we do not regain compliance by the Compliance Date, we may be eligible for an additional 180-calendar day period, subject to satisfying the conditions in the applicable Nasdaq Listing Rules. There can be no assurance that we will be able to regain compliance with the bid price requirement within the 180-calendar day compliance period provided by Nasdaq rules or maintain compliance with other Nasdaq requirements in the future. If we are not able to maintain compliance with Nasdaq requirements, our Class A common stock may be delisted from Nasdaq, which could have a material adverse effect on us and our stockholders, including by reducing the liquidity of our shares and having a material adverse effect on our ability to raise capital or complete a strategic transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.1	Form of Warrant		Form 8-K (Exhibit 4.1)	2/11/2025	001-39949
10.1	Form of Securities Purchase Agreement, dated as of February 11, 2025, by and among Hyperfine, Inc. and the purchasers party thereto		Form 8-K (Exhibit 10.1)	2/11/2025	001-39949
10.2	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan		Form 10-K (Exhibit 10.13.3)	3/17/2025	001-39949
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

HYPERFINE, INC.
Date: May 13, 2025	By: /s/ Maria Sainz
Maria Sainz
President and Chief Executive Officer

Date: May 13, 2025	By: /s/ Brett Hale
Brett Hale
Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary