Form 10-Q
period 2025-06-30
Hyperfine, Inc.
filed 2025-08-13
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, the registrant had 63,525,713 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

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

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2025, in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 13, 2025 and this Quarterly Report on Form 10-Q, as updated and/or supplemented in subsequent filings with the SEC. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,420	$37,645
Restricted cash	158	28
Accounts receivable, less allowance of $894 and $651 as of June 30, 2025 and December 31, 2024, respectively	5,057	5,956
Unbilled receivables	1,892	2,349
Inventory	4,882	5,832
Prepaid expenses and other current assets	2,687	1,900
Total current assets	40,096	53,710
Property and equipment, net	3,122	3,122
Other long term assets	2,016	2,069
Total assets	$45,234	$58,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,971	$1,607
Deferred grant funding	158	28
Deferred revenue	1,370	1,460
Due to related parties	59	61
Accrued expenses and other current liabilities	3,430	5,573
Total current liabilities	7,988	8,729
Warrant liabilities	1,194	—
Long term deferred revenue	914	1,054
Other noncurrent liabilities	12	78
Total liabilities	10,108	9,861
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Class A Common stock, $0.0001 par value per share; 600,000,000 shares authorized; 63,525,713 and 58,076,261 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	6	5
Class B Common stock, $0.0001 par value per share; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	348,203	343,475
Accumulated deficit	(313,085)	(294,442)
Total stockholders' equity	35,126	49,040
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,234	$58,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales
Device	$2,128	$2,970	$3,650	$5,674
Service	568	661	1,183	1,252
Total sales	2,696	3,631	4,833	6,926
Cost of sales
Device	1,097	1,422	2,082	2,921
Service	271	406	540	848
Total cost of sales	1,368	1,828	2,622	3,769
Gross margin	1,328	1,803	2,211	3,157
Operating Expenses:
Research and development	4,541	5,959	9,578	11,529
General and administrative	3,859	4,421	8,067	8,851
Sales and marketing	2,523	2,269	5,063	4,273
Total operating expenses	10,923	12,649	22,708	24,653
Loss from operations	(9,595)	(10,846)	(20,497)	(21,496)
Interest income	239	675	556	1,471
Change in Fair Value of Warrant Liabilities	46	—	1,664	—
Other income (expense), net	85	15	(366)	21
Loss before provision for income taxes	(9,225)	(10,156)	(18,643)	(20,004)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(9,225)	$(10,156)	$(18,643)	$(20,004)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.12)	$(0.14)	$(0.24)	$(0.28)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	78,077,118	72,041,332	76,893,733	71,987,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2024	58,076,261	5	15,055,288	2	343,475	(294,442)	49,040
Net loss	—	—	—	—	—	(9,418)	(9,418)
Issuance of restricted stock, net	29,135	—	—	—	—	—	—
Exercise of stock options	41,390	—	—	—	33	—	33
Shares issued under “at-the-market” (ATM) Sales Agreement, net	126,398	—	—	—	129	—	129
Issuance of common stock and warrants, net of offering costs	4,511,278	1	—	—	2,384	—	2,385
Issuance of common stock in connection with warrant exercise	100	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	945	—	945
Balance, March 31, 2025	62,784,562	6	15,055,288	2	346,966	(303,860)	43,114
Net loss	—	—	—	—	—	(9,225)	(9,225)
Issuance of restricted stock, net	26,608	—	—	—	—	—	—
Exercise of stock options	32,750	—	—	—	4	—	4
Shares issued under “at-the-market” (ATM) Sales Agreement, net	681,793	—	—	—	686	—	686
Stock-based compensation expense	—	—	—	—	547	—	547
Balance, June 30, 2025	63,525,713	$6	15,055,288	$2	$348,203	$(313,085)	$35,126

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2023	56,840,989	$5	15,055,288	$2	$338,114	$(253,722)	$84,399
Net loss	—	—	—	—	—	(9,848)	(9,848)
Issuance of restricted stock, net	41,007	—	—	—	—	—	—
Exercise of stock options	70,670	—	—	—	55	—	55
Stock-based compensation expense	—	—	—	—	1,032	—	1,032
Balance, March 31, 2024	56,952,666	5	15,055,288	2	339,201	(263,570)	75,638
Net loss	—	—	—	—	—	(10,156)	(10,156)
Issuance of restricted stock, net	34,915	—	—	—	—	—	—
Exercise of stock options	144,121	—	—	—	105	—	105
Stock-based compensation expense	—	—	—	—	1,174	—	1,174
Balance, June 30, 2024	57,131,702	$5	15,055,288	$2	$340,480	$(273,726)	$66,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,643)	$(20,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	512	516
Stock-based compensation expense	1,492	2,206
Loss on disposal of property and equipment, net	—	100
Change in fair value of warrant liabilities	(1,664)	—
Other	15	18
Changes in assets and liabilities:
Accounts receivable, net	899	(2,179)
Unbilled receivables	457	(1,179)
Inventory	733	(1,000)
Prepaid expenses and other current assets	(749)	(518)
Prepaid inventory	—	693
Other long term assets	(34)	46
Accounts payable	1,339	867
Deferred grant funding	130	(621)
Deferred revenue	(230)	68
Due to related parties	(2)	5
Accrued expenses and other current liabilities	(1,404)	(912)
Operating lease liabilities, net	(10)	1
Net cash used in operating activities	(17,159)	(21,893)
Cash flows from investing activities:
Purchases of property and equipment	(992)	(216)
Net cash used in investing activities	(992)	(216)
Cash flows from financing activities:
Proceeds from exercise of stock options	37	114
Proceeds from shares issued under “at-the-market” offering program, net of selling costs	835	—
Proceeds from issuance of common stock and warrants, net of offering costs	5,184	—
Net cash provided by financing activities	6,056	114
Net decrease in cash and cash equivalents and restricted cash	(12,095)	(21,995)
Cash, cash equivalents and restricted cash, beginning of period	37,673	75,804
Cash, cash equivalents and restricted cash, end of period	25,578	53,809
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	25,420	53,809
Restricted cash	158	—
Total cash, cash equivalents and restricted cash	$25,578	$53,809
Supplemental disclosure of noncash information:
Initial measurement of warrant liabilities	$2,858	$—
Unpaid purchase of property and equipment	$86	$735
Unpaid financing issuance costs	$2	$—

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

The Company’s Swoop® system received initial 510(k) clearance for brain imaging from the U.S. Food and Drug Administration (the “FDA”) in 2020. In July 2024, the Company received 510(k) clearance from the FDA of the ninth-generation AI-powered Swoop® system software. The ninth-generation software significantly reduces scan times across multiple MR sequences without sacrificing image quality. In May 2025, the Company received 510(k) clearance from the FDA of its tenth-generation AI-powered software, Optive AI™ software. The tenth-generation software enhances each stage of image processing from noise cancellation and image acquisition to reconstruction and post processing and the result is brain images with greater clarity, uniformity and sharper anatomical detail.

A very important milestone for Hyperfine was obtaining 510(k) clearance from the FDA in late May 2025, for its new next generation Swoop® system powered by Optive AITM Software. The next-generation Swoop® system incorporates learnings from five years of real world experience features new hardware and is powered by Optive AITM software. The next-generation Swoop® system features innovations specifically engineered to deliver the highest signal-to-noise ratio, which, when paired with the Optive AI™ software, achieves exceptional image quality for low-field MRI, including improved resolution and uniformity, as well as faster acquisition times.

Outside of the United States, the Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (“CE Mark”), the United Kingdom (UK Conformity Assessment (“UKCA Mark”)), Canada, Australia and New Zealand. In October 2024 and February 2025, the Company received CE Mark and UKCA Mark approval for the ninth-generation of software, respectively. All of the Company’s revenue to date has been generated from sales of the Swoop® system and related services. The Company's Optive AITM software is currently available in the U.S., Canada, Australia and New Zealand markets. The Company has an indirect wholly-owned subsidiary in the United Kingdom that did not have any significant operations during 2024 nor during the three and six months ended June 30, 2025.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited revenues and a history of negative working capital. The Company’s existing capital resources are expected to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements. Unless and until the Company is able to generate a sufficient amount of revenue and generate positive operating cash flows, the Company expects to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. If the Company is not able to obtain additional financing and/or substantially increase revenue from sales, the Company's inability to obtain adequate financing may result in a substantial doubt about the Company's ability to continue as a going concern.

If additional funding is required, the Company plans to obtain working capital from either debt or equity financing from the sale of common stock, preferred stock, and/or convertible debentures. There can be no assurance that the Company will be able to obtain such working capital on acceptable terms or at all and this could result in management concluding in the future that substantial doubt about the Company's ability to continue as a going concern exists based upon the new information.

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2025, or any other period.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

For the three months ended June 30, 2025, there were four customers that each represented 10% or more of total net revenue and contributed $402, $362, $321, and $310 of revenue, respectively. For the six months ended June 30, 2025, none of the customers accounted for 10% or more of total net revenue.

For the three months ended June 30, 2024, there were four customers that each represented 10% or more of total net revenue and contributed $721, $434, $394, and $378 of revenue, respectively. For the six months ended June 30, 2024, there were two customers that each represented 10% or more of total net revenue and contributed $1,146 and $721 of revenue, respectively.

As of June 30, 2025, there were three customers that each accounted for more than 10% of the Company's total accounts receivable in the amount of $1,200, $815, and $767, respectively. As of December 31, 2024, there were three customers that each accounted for more than 10% of the Company's total accounts receivable in the amount of $1,439, $815, and $720, respectively.

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

(all amounts are in thousands, except share and per share amounts)

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories best represent the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

		Three Months Ended June 30,		Six Months Ended June 30,
	Pattern of Recognition	2025	2024	2025	2024
Device	Point in time	$2,128	$2,970	$3,650	$5,674
Service	Over time	568	661	1,183	1,252
Total revenue		$2,696	$3,631	$4,833	$6,926

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

The following table provides information about receivables and deferred revenue from contracts with customers:

	June 30, 2025	December 31, 2024
Accounts receivable, net	$5,057	$5,956
Unbilled receivables - current	$1,892	$2,349
Unbilled receivables - non-current(1)	$937	$825
Deferred revenue	$1,370	$1,460
Long term deferred revenue	$914	$1,054

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

The amount of revenue recognized during the three and six months ended June 30, 2025 that was included in the deferred revenue balance at the beginning of the period was $430 and $829, respectively.

The amount of revenue recognized during the three and six months ended June 30, 2024 that was included in the deferred revenue balance at the beginning of the period was $489 and $879, respectively.

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

Revenue from Leasing Arrangements

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under ASC 842, including leases for the three and six months ended June 30, 2025 and 2024. The Company recorded service revenue from lease arrangements of $25 and $46 for the three and six months ended June 30, 2025, respectively, and of $77 and $159 for the three and six months ended June 30, 2024, respectively. The Company records revenue from the sale of hardware devices under sales-type leases as device revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in device revenue in the consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $516 and $490 as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Company recognized $231 and $355, respectively, in expense related to the amortization of the capitalized contract costs. During the three and six months ended June 30, 2024, the Company recognized $328 and $406, respectively, in expense related to the amortization of the capitalized contract costs.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2025 and December 31, 2024, the Company had remaining performance obligations amounting to $5,939 and $5,644, respectively. The Company expects to recognize approximately 17% of its remaining performance obligations as revenue in fiscal year 2025, and an additional 83% in fiscal year 2026 and thereafter.

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

Cash is measured at fair value on a recurring basis using Level 1 inputs. The Company had $25,131 and $37,451 of money market funds, demand deposit and savings accounts included in cash and cash equivalents and restricted cash as of June 30, 2025 and December 31, 2024, respectively. These assets were valued using quoted prices in active markets and accordingly were classified as Level 1. Other liabilities include warrant liabilities that are measured at fair value on a recurring basis using Level 3 inputs. As of June 30, 2025, and February 12, 2025, the closing date of the Offering (as defined below) and the initial warrant liability valuation date, the fair value of the warrant liabilities were $1,194 and $2,858, respectively.

The Company had no assets or liabilities classified using Level 2 inputs and there were no transfers between fair value measurement levels during the three and six months ended June 30, 2025 or 2024.

5. INVENTORIES

A summary of inventories is as follows:

	June 30, 2025	December 31, 2024
Raw materials	$2,463	$3,070
Finished goods	2,419	2,762
Total inventories	$4,882	$5,832

Manufacturing overhead costs primarily include management’s best estimate and allocation of the labor costs incurred related to acquiring finished goods from the Company’s contract manufacturer. Labor costs include wages, taxes and benefits for employees involved in warehousing, logistics coordination, material sourcing, and production planning activities.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	June 30, 2025	December 31, 2024
Laboratory equipment	$990	$986
Research devices	1,734	1,398
Sales and marketing devices	490	490
Computer equipment	689	689
Construction in progress	645	1,229
Tooling	1,494	857
Trade show assets	295	254
Leased devices	181	181
Other	645	595
	7,163	6,679
Less: Accumulated depreciation and amortization	(4,041)	(3,557)
Property and equipment, net	$3,122	$3,122

Depreciation expense amounted to $283 and $512 for the three and six months ended June 30, 2025, respectively.

Depreciation expense amounted to $253 and $516 for the three and six months ended June 30, 2024, respectively.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

7. RIGHT-OF-USE (“ROU”) ASSETS AND LEASES LIABILITIES

The Company has operating leases for its corporate offices, including its Palo Alto, California lease agreement which expires on April 30, 2026 and a warehouse lease agreement in Guilford, Connecticut which was extended by 6 months in June 2025 and expires on August 31, 2026. As of June 30, 2025 and December 31, 2024, the balance of operating lease ROU assets of $254 and $341, respectively, current lease liabilities of $238 and $269, respectively, and non-current lease liabilities of $12 and $78, respectively, are included in the Company's condensed consolidated balance sheets in other long term assets, accrued expenses and other current liabilities, respectively.

The weighted-average remaining lease term associated with the measurement of our operating lease obligations is 14 months and an annual weighted-average discount rate is 9.78%.

Future minimum commitments due under the lease agreements as of June 30, 2025 are $136 for 2025 and $114 thereafter.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Bonuses	$1,277	$2,144
Contracted services	657	1,755
Legal fees	474	176
Payroll and related benefits	559	756
Operating lease liabilities	238	269
Other	225	473
Total accrued expenses and other current liabilities	$3,430	$5,573

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

As of June 30, 2025 an aggregate of 1,579,912 shares of Class A common stock have been issued and sold under the Sales Agreement, for gross proceeds of $1,737 and net proceeds of $1,633, after deducting commissions and other offering expenses related to the ATM. During the three and six months ended June 30, 2025, 681,793 and 808,191 shares of the Company's Class A common stock have been issued and sold under the Sales Agreement, respectively, for gross proceeds of $725 and $857, respectively, and net proceeds of $687 and $815, respectively, after deducting commissions and other offering expenses related to the ATM.

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

Equity Incentive Plan

The Company's 2021 Equity Incentive Plan (the “Plan”) is administered by the Company's board of directors and its compensation committee of the board of directors, which may grant restricted stock units (“RSUs”) and options to purchase shares either as incentive stock options or non-qualified stock options, and other stock-based awards. The option and RSU grants are subject to certain terms and conditions, and privileges as set forth in the Plan.

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the six months ended June 30, 2025:

Number of Options
Outstanding at January 1, 2025	18,396,536
Granted (1) (2) (3)	430,917
Exercised	(74,140)
Forfeited / Cancelled / Expired	(1,736,748)
Outstanding at June 30, 2025	17,016,565

_____________________________________________

(1) Consists of new hire employee grants of stock options to purchase 111,500 shares of the Company's Class A common stock. The grants vest 25% on the first anniversary date of the grant with the remainder vesting equally over the remaining 36 months, subject to the employee’s continued service to the Company through the applicable vesting dates.

(2) Includes the annual equity grants to three of the Company’s nonemployee directors of non-qualified stock options to purchase 79,200 shares of the Company’s Class A common stock, effective as of May 20, 2025, for an aggregate of stock options to purchase 237,600 shares of the Company’s Class A common stock. The grants will vest on the date of the Company's next regular annual stockholders meeting, subject to the directors’ continued service to the Company through the vesting date. The previous chairperson of the Company’s board of directors and one of the nonemployee directors chose to voluntarily forfeit their 2025 annual equity grants.

(3) Includes a grant of non-qualified stock options to purchase 81,817 shares of the Company’s Class A common stock granted to Mr. Wolterman, the new chairperson of the Company’s board of directors, effective as of June 5, 2025, which vest on the date of the Company’s next regular annual stockholders meeting, subject to Mr. Wolterman’s continued service to the Company through the vesting date. During the vesting term of the option, Mr. Wolterman will not receive cash compensation for his service as chairperson of the board of directors.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

Restricted stock unit activity

The following table summarizes the changes in the Company’s outstanding RSUs for the six months ended June 30, 2025:

Number of RSUs
Outstanding at January 1, 2025	138,902
Granted (1)	2,526,353
Vested	(55,846)
Forfeited	(41,718)
Outstanding at June 30, 2025	2,567,691

_____________________________________________

(1) Includes new hire grants of 183,520 RSUs, annual employee grants of 1,742,833 RSUs, and grants to executive officers of 600,000 RSUs. The grants will vest 25% approximately on the anniversary date of the grant with the remainder vesting equally over the remaining 12 quarters, subject to the employee’s continued service to the Company through the applicable vesting dates.

The following table presents details of stock-based compensation expenses by functional line item noted within the Company's operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$48	$24	$66	$48
Research and development	367	387	712	724
Sales and marketing	71	47	134	86
General and administrative	61	716	580	1,348
	$547	$1,174	$1,492	$2,206

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net Loss	$(9,225)	$(10,156)	$(18,643)	$(20,004)
Numerator for Basic and Dilutive EPS – Loss available to common stockholders	$(9,225)	$(10,156)	$(18,643)	$(20,004)
Denominator:
Common Stock	78,077,118	72,041,332	76,893,733	71,987,688
Denominator for Basic and Dilutive EPS - Weighted-average common stock	78,077,118	72,041,332	76,893,733	71,987,688
Basic and dilutive net loss per share	$(0.12)	$(0.14)	$(0.24)	$(0.28)

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding options to purchase common stock	17,016,565	18,501,352	17,016,565	18,501,352
Outstanding RSUs	2,567,691	266,508	2,567,691	266,508
Earn-Out Shares (1)	—	9,357,835	—	9,357,835
Warrants to purchase common stock	4,511,178	—	4,511,178
Total anti-dilutive common equivalent shares	24,095,434	28,125,695	24,095,434	28,125,695

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

Income taxes for the three and six months ended June 30, 2025 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for each of the three and six months ended June 30, 2025. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, research and development credits, stock-based compensation, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2025 and 2024 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

Subsequent to the end of the second fiscal quarter, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. Since the legislation was enacted after the second fiscal quarter, its impacts are not included in the Company’s operating results for the three and six months ended June 30, 2025. The Company is currently evaluating the impact of the newly enacted tax law and its impact on the Company's forecasted annual effective tax rate in subsequent periods as required.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

12. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut, which is being leased from an unrelated landlord by 4Catalyzer Corporation (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis. A total of approximately $115 and $203 was paid during the three and six months ended June 30, 2025, respectively, and a total of approximately $120 and $248 was paid during the three and six months ended June 30, 2024, respectively.

Hyperfine entered into a Master Services Agreement (the “Master Services Agreement”) with 4C effective as of July 7, 2021 pursuant to which Hyperfine may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided. The Company paid an aggregate of $33 and $58 during the three and six months ended June 30, 2025, respectively, and the Company paid an aggregate of $31 and $65 during the three and six months ended June 30, 2024, respectively, under the Master Services Agreement. As of June 30, 2025 and December 31, 2024 there were $59 and $61 due to 4C, respectively, for expenses paid on the Company's behalf. These payables are included in due to related parties on the condensed consolidated balance sheet.

13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three or six months ended June 30, 2025 or 2024.

During 2020 and 2021, the Company was awarded multiple grants totaling $4,910 from the Bill & Melinda Gates Foundation (“BMGF”) for the provision and equipping of sites with the Company’s portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants were designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. All of these grants were designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021 and was completed by February 2024. In May 2023, the Company was awarded an additional $3,354 grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. The funds were accounted for as restricted cash with a corresponding credit to deferred grant funding. Any grant funds, plus any interest income, that have not been used for, or committed to, the project must be returned promptly to the BMGF upon expiration of or termination of the agreement. During the six months ended June 30, 2025, the Company completed and fulfilled grant deliverables and milestones amounting to $492 and received cash grant funding of $616. As of June 30, 2025, the Company recorded restricted cash of $158 with an offset to deferred grant funding in the Company's unaudited condensed consolidated balance sheet. As of June 30, 2025, and December 31, 2024, there were no grant fund amounts that were required to be returned under the terms of the project.

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

All of the Company’s long-lived assets are located in the United States. Non-U.S. revenue is attributed to revenue from customer located in foreign countries. Other than revenue recognized in non-U.S. countries of $492 and $1,566 for the three and six months ended June 30, 2025, respectively, and $1,901 and $4,335 for the three and six months ended June 30, 2024, respectively, all of the revenues during these periods were earned in the United States. Since the Company has a single reportable segment, all required financial segment information is provided in the consolidated financial statements.

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and has determined that there were no subsequent events required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2024 contained in our 2024 Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our 2024 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and of this Quarterly Report on Form 10-Q, as updated and/or supplemented in subsequent filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Hyperfine, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024, respectively, present the financial position and results of operations of Hyperfine, Inc. and its wholly owned subsidiaries.

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

The demand for MR imaging has been increasing due to the aging population and the rising prevalence of neurological, neurodegenerative, and cardiovascular conditions, recent approval of new Alzheimer’s medications, as well as the trends towards decentralized healthcare in mature, as well as low- and middle-income countries. Healthcare professionals and insurers recognize imaging as an effective, non-invasive diagnostic tool for evaluation and ongoing monitoring of patients at risk of or with neurological conditions. The Swoop® system is the next generation brain imaging device designed to increase access to MRI in a cost-effective manner. We believe our market opportunity is significant across the multiple sites of care where the Swoop® system brings clinical and economic value. We estimate in the United States alone that our total addressable market for Swoop® system device placements is more than $16 billion.

Despite their advantages, many healthcare institutions worldwide lack the facilities, specialized operators, and capital necessary to acquire, maintain, and staff expensive conventional MRI devices. The Swoop® system is the first FDA-cleared, portable, ULF, MR brain imaging system that is capable of providing imaging at multiple sites of care, such as intensive care units, clinics, emergency departments or physicians’ offices, and can inform the timely detection, diagnosis, monitoring, and treatment of acute and chronic neurological conditions inside and outside the hospital. We designed the Swoop® system to address the limitations of conventional imaging technologies and make brain MR imaging accessible nearly anytime and anywhere across professional healthcare settings. We believe the adoption of the Swoop® system by healthcare professionals has the potential to offer clinical and economic benefits throughout healthcare communities in both high and low resource settings.

The Swoop® system is AI-powered and integrates deep learning, a form of AI in the reconstruction pipeline of T1, T2, diffusion-weighted Imaging, and fluid-attenuated inversion recovery sequences. The integration of deep learning does not require any additional steps from the user. As a result, deep learning can enhance the image quality and, consequently, the diagnostic value of images generated at ULF. The algorithms are designed to improve ULF image quality, while reducing the impact of scan artifacts. The images created with these algorithms were validated by expert radiologists. The Swoop® system is used clinically every day as the first mover in the field of AI-powered portable MRI, and the install base continues to expand. The learnings from this market experience have served to improve our hardware, software, AI, and denoising algorithms resulting in the image quality and performance improvements of our product over the ten generations of software since our initial clearance. As we move forward, we are continuously investing in improving our AI-powered image quality and leveraging each imaging-focused software release to further improve the Swoop® system performance.

Our Swoop® system received initial 510(k) clearance for brain imaging from the U.S. Food and Drug Administration (the “FDA”) in 2020. In July 2024, we received 510(k) clearance from FDA of the ninth-generation AI-powered Swoop® system software. The ninth-generation software significantly reduces scan times across multiple MR sequences without sacrificing image quality. In May 2025, we received 510(k) clearance from the FDA of our tenth-generation AI-powered software, Optive AI™ software. The tenth-generation software enhances each stage of image processing from noise cancellation and image acquisition to reconstruction and post processing and the result is brain images with greater clarity, uniformity and sharper anatomical detail.

A very important milestone for us was obtaining 510(k) clearance from the FDA in late May 2025, for our new next generation Swoop® system powered by Optive AITM Software. The next-generation Swoop® system incorporates learnings from five years of real-world experience, features new hardware and is powered by Optive AI™ software. The next-generation Swoop® system features innovations specifically engineered to deliver the highest signal-to-noise ratio, which, when paired with the Optive AI™ software, achieves exceptional image quality for low-field MRI, including improved resolution and uniformity, as well as faster acquisition times.

Outside of the United States, the Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (“CE Mark”), the United Kingdom (UK Conformity Assessment (“UKCA Mark”)), Canada, Australia and New Zealand. In October 2024 and February 2025, we received CE Mark and UKCA Mark approval for the ninth-generation of software, respectively. Our Optive AITM software is currently available in the U.S., Canada, Australia and New Zealand markets.

Key Performance Metrics

Management reviews and analyzes several key performance metrics including Total revenues and Total Swoop® system units sold. These metrics are reviewed and analyzed to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions.

Total revenues were $2.7 million and $4.8 million for the three and six months ended June 30, 2025, respectively, as compared to revenues of $3.6 million and $6.9 million for the three and six months ended June 30, 2024, respectively, primarily driven by decreases in Swoop® system units sold offset by an increase in average selling price. See "Results of Operations - Sales" below for further information. Total Swoop® system units sold were 8 units and 14 units, for the three and six months ended June 30, 2025, respectively, as compared to 13 units and 26 units, for the three and six months ended June 30, 2024, respectively.

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

Commercialization efforts of the Swoop® system

Our results have included revenue from the United States and outside the United States. Our Swoop® system received initial 510(k) clearance from the FDA in 2020. Initially, we have been focused on executing contracts with U.S. hospitals and hospital systems. We have built a direct sales and field support organization in the United States who are working in strong collaboration to increase adoption, support successful implementations and support routine use at customer sites. Starting in the second half of 2025, we plan to expand our commercial focus beyond our initial call point of critical care in the hospital into hospital emergency departments, hospital-based neurology clinics and outside the hospital in neurology offices. This commercial expansion is supported by the product launch of our next generation Swoop® system powered by Optive AITM software.

Expand sales in international markets

The countries outside of the United States in which we have begun commercializing our Swoop® system include Canada, certain European markets, Australia, and New Zealand. We obtained a Medical Device License issued by Health Canada, UKCA Mark in the United Kingdom, CE Mark in the EU, and regulatory authorization in Australia and New Zealand. The Swoop® system CE mark and UKCA mark approval of the ninth-generation AI-powered Swoop® system software in October 2024 and February 2025, enables a broader European commercial expansion of the Swoop® system, bringing cutting-edge brain imaging technology to new global markets. Further we are executing on a global expansion strategy, broadening access to MR brain imaging in regions with large populations, low penetration of MRI, and significant unmet healthcare needs.

Our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and timely management of health conditions worldwide is furthermore advanced by grant funding from the Bill and Melinda Gates Foundation (“BMGF”). Through our engagement with the BMGF, we have deployed the Swoop® system in low-middle income settings without readily-accessible MRI technology. During 2020 and 2021, we were awarded multiple grants totaling $4.9 million from the BMGF for the provision and equipping of sites with our portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants were designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. These grants were designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021 and was completed by February 2024. In May 2023, we were awarded an additional $3.4 million grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. During the six months ended June 30, 2025, we completed and fulfilled grant deliverables and milestones amounting to $0.5 million and we received cash grant funding of $0.6 million.

Results of Operations

The following is a discussion of our results of operations for the three and six months ended June 30, 2025 and 2024. Our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
($ Amounts in thousands)	2025	2024	%	2025	2024	%
Sales
Device	$2,128	$2,970	(28.4)%	$3,650	$5,674	(35.7)%
Service	568	661	(14.1)%	1,183	1,252	(5.5)%
Total sales	2,696	3,631	(25.8)%	$4,833	$6,926	(30.2)%
Cost of Sales
Device	1,097	1,422	(22.9)%	$2,082	$2,921	(28.7)%
Service	271	406	(33.3)%	540	848	(36.3)%
Cost of sales	1,368	1,828	(25.2)%	$2,622	$3,769	(30.4)%
Gross margin	1,328	1,803	(26.3)%	2,211	3,157	(30.0)%
Operating expenses:
Research and development	4,541	5,959	(23.8)%	$9,578	$11,529	(16.9)%
General and administrative	3,859	4,421	(12.7)%	8,067	8,851	(8.9)%
Sales and marketing	2,523	2,269	11.2%	5,063	4,273	18.5%
Total operating expenses	10,923	12,649	(13.6)%	22,708	24,653	(7.9)%
Loss from operations	(9,595)	(10,846)	(11.5)%	$(20,497)	$(21,496)	(4.6)%
Interest income	239	675	(64.6)%	$556	$1,471	(62.2)%
Change in fair value of warrant liabilities	46	—	NM	$1,664	$—	NM
Other income (expense), net	85	15	NM	(366)	21	NM
Loss before provision for income taxes	(9,225)	(10,156)	(9.2)%	$(18,643)	$(20,004)	(6.8)%
Provision for income taxes	—	—		—	—
Net loss and comprehensive loss	$(9,225)	$(10,156)	(9.2)%	$(18,643)	$(20,004)	(6.8)%

NM - Not meaningful

Comparison of the Three and Six Months Ended June 30, 2025 and 2024 ($ Amounts shown in tables in thousands)

Sales

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Device	$2,128	$2,970	$(842)	(28.4)%	$3,650	$5,674	$(2,024)	(35.7)%
Service	568	661	(93)	(14.1)%	1,183	1,252	(69)	(5.5)%
Total sales	$2,696	$3,631	$(935)	(25.8)%	$4,833	$6,926	$(2,093)	(30.2)%

Device sales decreased by $0.8 million, or 28.4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease is driven primarily by a decrease in units sold partially offset by an increase in average selling price.

Service sales decreased by $0.1 million, or 14.1%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease is driven primarily by one-time service revenue recognized in 2024 for a certain customer and higher service revenue in 2024 due to a subscription business model in prior years.

Device sales decreased by $2.0 million, or 35.7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease is driven primarily by a decrease in units sold partially offset by an increase in average selling price.

Service sales decreased by $0.1 million, or 5.5%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease is driven primarily by one-time service revenue recognized in 2024 for a certain customer and higher service revenue in 2024 due to a subscription business model in prior years.

Cost of sales

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Device	$1,097	$1,422	$(325)	(22.9)%	$2,082	$2,921	$(839)	(28.7)%
Service	271	406	(135)	(33.3)%	540	848	(308)	(36.3)%
Total cost of sales	$1,368	$1,828	$(460)	(25.2)%	$2,622	$3,769	$(1,147)	(30.4)%
Percentage of revenue	50.7%	50.3%			54.3%	54.4%

Cost of device sales decreased by $0.3 million, or 22.9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was driven primarily by a decrease in units sold.

Cost of service sales decreased by $0.1 million, or 33.3%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease is driven primarily by a decrease in headcount costs and infrastructure costs.

Cost of device sales decreased by $0.8 million, or 28.7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was driven primarily by a decrease in units sold.

Cost of service sales decreased by $0.3 million, or 36.3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease is driven primarily by a decrease in headcount costs and infrastructure costs.

Research and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Research and development	$4,541	$5,959	$(1,418)	(23.8)%	$9,578	$11,529	$(1,951)	(16.9)%

Research and development expenses decreased by $1.4 million, or 23.8%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was driven primarily by a decrease in salary and benefits of $1.1 million due to lower headcount and a decrease in consulting expenses of $0.2 million.

Research and development expenses decreased by $2.0 million, or 16.9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was driven primarily by a decrease in salary and benefits of $2.1 million due to lower headcount and a decrease in consulting expenses of $0.5 million, partially offset by a decrease in grant fulfillment credits of $0.7 million.

General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
General and administrative	$3,859	$4,421	$(562)	(12.7)%	$8,067	$8,851	$(784)	(8.9)%

General and administrative expenses decreased by $0.6 million, or 12.7%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was driven primarily by a decrease in stock-based compensation of $0.7 million, partially offset by an increase in intellectual property expenses of $0.2 million.

General and administrative expenses decreased by $0.8 million, or 8.9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was driven primarily by a decrease in stock-based compensation of $0.8 million.

Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Sales and marketing	$2,523	$2,269	$254	11.2%	$5,063	$4,273	$790	18.5%

Sales and marketing expenses increased by $0.3 million, or 11.2%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was driven primarily by an increase in salary and benefits of $0.2 million and an increase in marketing expenses of $0.1 million.

Sales and marketing expenses increased by $0.8 million, or 18.5%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was driven primarily by an increase in salary and benefits of $0.5 million and an increase in marketing expenses of $0.3 million.

Interest income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Interest income	$239	$675	$(436)	(64.6)%	$556	$1,471	$(915)	(62.2)%

Interest income decreased by $0.4 million, or 64.6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was driven primarily by lower cash balances in money market funds and demand deposit accounts.

Interest income decreased by $0.9 million, or 62.2%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was driven primarily by lower cash balances in money market funds and demand deposit accounts.

Change in fair value of warrant liabilities

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Change in fair value of warrant liabilities	$46	$—	$46	NM	$1,664	$—	$1,664	NM

Change in fair value of warrant liabilities for the three months ended June 30, 2025 represented a gain of $46 thousand caused by a decrease in the fair value of the warrant liabilities over the three months period. There was no similar change in fair value during the three months ended June 30, 2024 as the warrants were not outstanding during that period.

Change in fair value of warrant liabilities for the six months ended June 30, 2025 represented a gain of $1.7 million caused by a decrease in the fair value of the warrant liabilities from the initial fair value evaluation on February 12, 2025, the closing date of the Offering (as defined below) to the subsequent fair value evaluation on June 30, 2025, primarily related to changes in the price per share of our Class A common stock. There was no similar change in fair value during the six months ended June 30, 2024 as the warrants were not outstanding during that period.

Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Other income (expense), net	$85	$15	$70	NM	$(366)	$21	$(387)	NM

Other income (expense), net increased by $0.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase is mainly driven by favorable impact from foreign exchange.

Other income (expense), net decreased by $0.4 million for the six months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease is mainly driven by financing cost allocated to warrant liabilities of $0.5 million, partially offset by favorable impact from foreign exchange of $0.1 million.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common stock, preferred stock and warrants. We have incurred significant cash burn and recurring net losses, which includes a net loss of $18.6 million for the six months ended June 30, 2025, and an accumulated deficit of $313.1 million as of June 30, 2025. As of June 30, 2025, we had cash and cash equivalents of $25.4 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur a significant cash burn and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

In November 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC pursuant to which we registered for sale up to $150 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. The Shelf Registration Statement also includes a prospectus covering up to an aggregate of $50.0 million in shares of Class A common stock that we may issue and sell from time to time, through B. Riley Securities, Inc. (“B. Riley”) acting as our sales agent, pursuant to the sales agreement that we entered into with B. Riley (the “Sales Agreement”) for our “at-the-market” equity program (“ATM”). We are not obligated to make any sales of Class A common stock under the Sales Agreement. As of June 30, 2025, an aggregate of 1,579,912 shares of our Class A common stock, for total gross proceeds of $1,737 thousand and net proceeds of $1,633 thousand, after deducting commissions and other offering expenses related to the ATM, have been issued and sold under the Sales Agreement. During the three and six months ended June 30, 2025, 681,793 and 808,191 shares of our Class A common stock have been issued and sold under the Sales Agreement, respectively, for gross proceeds of $725 and $857, respectively, and net proceeds of $687 and $815, respectively, after deducting commissions and other offering expenses related to the ATM.

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

Cash

As of June 30, 2025, we had cash and cash equivalents of $25.4 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, international expansion, and regulatory costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash used in operating activities	$(17,159)	$(21,893)
Net cash used in investing activities	(992)	(216)
Net cash provided by financing activities	6,056	114
Net decrease in cash, cash equivalents, and restricted cash	$(12,095)	$(21,995)

Net cash used in operating activities

For the six months ended June 30, 2025, net cash used in operating activities of $17.1 million was due primarily to a net loss of $18.6 million, partially offset by non-cash items of $0.4 million and changes in operating assets and liabilities of $1.1 million. Non-cash items were primarily stock-based compensation expense of $1.5 million and depreciation expense of $0.5 million, partially offset by gain on change in fair value of warrant liabilities of $1.7 million. Changes in operating assets and liabilities were driven primarily by a decrease in accounts receivable and unbilled receivables of $1.4 million, an increase in accounts payable of $1.3 million, a decrease in inventory of $0.7 million, partially offset a decrease in accrued expense and other current liabilities of $1.4 million primarily due to annual bonus payout and a decrease in deferred revenue of $0.2 million.

For the six months ended June 30, 2024, net cash used in operating activities of $21.9 million was due primarily to a net loss of $20.0 million and changes in operating assets and liabilities of $4.7 million, partially offset by non-cash items of $2.8 million. Non-cash items were primarily stock-based compensation expense of $2.2 million, depreciation expense of $0.5 million and loss on disposal of property and equipment, net of $0.1 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts receivable and unbilled receivables of $3.4 million driven primarily by increased revenue, an increase in inventory of $1.0 million, a decrease in accrued expense and other current liabilities of $0.9 million driven primarily by lower bonus and salary and benefit accrual due to timing and a decreased headcount, a decrease in deferred grant funding of $0.6 million due to fulfillment of certain BMGF grant milestones, an increase in prepaid expenses and other current assets of $0.5 million, partially offset by an increase in accounts payable of $0.9 million, a decrease in prepaid inventory of $0.7 million and an increase in deferred revenue of $0.1 million.

Net cash used in investing activities

For the six months ended June 30, 2025, net cash used in investing activities of $1.0 million was from fixed assets purchased.

For the six months ended June 30, 2024, net cash used in investing activities of $0.2 million was from fixed assets purchased.

Net cash provided by financing activities

For the six months ended June 30, 2025, net cash provided by financing activities of $6.0 million which consisted primarily of proceeds from issuance and sale of the Shares and Warrants in the Offering, net of offering discounts and other costs of $5.2 million, proceeds from issuance of the Shares under the Sales Agreement of $0.8 million.

For the six months ended June 30, 2024, net cash provided by financing activities of $0.1 million was proceeds from option exercises.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the three or six months ended June 30, 2025 and 2024.

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

We had no other significant contractual obligations as of June 30, 2025.

For information on contingencies, refer to Note 13 in the notes to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included elsewhere in this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2025 and 2024 included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our cash, cash equivalents and restricted cash as of June 30, 2025 consisted of $25.6 million in money market funds, demand deposit and savings accounts. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. Based on our balance sheet position at June 30, 2025, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $0.1 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our 2024 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. There have been no material changes in our risk factors from those described in our 2024 Annual Report on Form 10-K or our Quarterly Report on Form 10-Q referenced above, other than the updates to the risk factor set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

International trade disputes, including United States trade tariffs and retaliatory tariffs, could adversely impact our business.

Changes in United States trade policy, including recently announced or potential future tariffs, could have a material adverse impact on our business, financial condition and results of operations. The imposition of new tariffs or increases in existing tariffs on goods imported from or expected to be imported from countries where we or our suppliers operate could result in higher costs for materials or components essential to our operations. These increased costs may reduce our margins, necessitate price adjustments or impact the affordability and competitiveness of our products. Additionally, retaliatory tariffs imposed by other countries on U.S. exports could delay delivery of supplies to us and adversely affect our ability to operate or grow in certain international markets. If we are unable to effectively mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth trajectory could be materially affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three and six months ended June 30, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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

HYPERFINE, INC.
Date: August 13, 2025	By: /s/ Maria Sainz
Maria Sainz
President and Chief Executive Officer

Date: August 13, 2025	By: /s/ Brett Hale
Brett Hale
Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary