Form 10-Q
period 2025-09-30
Hyperfine, Inc.
filed 2025-11-13
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025, the registrant had 82,113,369 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

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

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2025, in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 13, 2025, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 13, 2025, as updated and/or supplemented in subsequent filings with the SEC. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,564	$37,645
Restricted cash	466	28
Accounts receivable, less allowance of $1,163 and $651 as of September 30, 2025 and December 31, 2024, respectively	4,886	5,956
Unbilled receivables	1,423	2,349
Inventory	5,838	5,832
Prepaid expenses and other current assets	2,726	1,900
Total current assets	36,903	53,710
Property and equipment, net	2,745	3,122
Other long term assets	1,863	2,069
Total assets	$41,511	$58,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,710	$1,607
Deferred grant funding	466	28
Deferred revenue	1,435	1,460
Due to related parties	45	61
Accrued expenses and other current liabilities	4,512	5,573
Total current liabilities	10,168	8,729
Warrant liabilities	3,497	—
Long term deferred revenue	974	1,054
Other noncurrent liabilities	—	78
Total liabilities	14,639	9,861
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Class A Common stock, $0.0001 par value per share; 600,000,000 shares authorized; 65,429,923 and 58,076,261 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	6	5
Class B Common stock, $0.0001 par value per share; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	350,968	343,475
Accumulated deficit	(324,104)	(294,442)
Total stockholders' equity	26,872	49,040
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,511	$58,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales
Device	$2,891	$3,033	$6,541	$8,707
Service	546	610	1,729	1,862
Total sales	3,437	3,643	8,270	10,569
Cost of sales
Device	1,328	1,359	3,410	4,280
Service	261	376	801	1,224
Total cost of sales	1,589	1,735	4,211	5,504
Gross margin	1,848	1,908	4,059	5,065
Operating Expenses:
Research and development	4,048	5,865	13,626	17,394
General and administrative	4,152	4,510	12,219	13,361
Sales and marketing	2,568	2,496	7,631	6,769
Total operating expenses	10,768	12,871	33,476	37,524
Loss from operations	(8,920)	(10,963)	(29,417)	(32,459)
Interest income	187	585	743	2,056
Change in Fair Value of Warrant Liabilities	(2,303)	—	(639)	—
Other income (expense), net	17	52	(349)	73
Loss before provision for income taxes	(11,019)	(10,326)	(29,662)	(30,330)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(11,019)	$(10,326)	$(29,662)	$(30,330)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.14)	$(0.14)	$(0.38)	$(0.42)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	79,028,987	72,678,622	77,613,306	72,219,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2024	58,076,261	5	15,055,288	2	343,475	(294,442)	49,040
Net loss	—	—	—	—	—	(9,418)	(9,418)
Issuance of restricted stock, net	29,135	—	—	—	—	—	—
Exercise of stock options	41,390	—	—	—	33	—	33
Shares issued under “at-the-market” (ATM) Sales Agreement, net	126,398	—	—	—	129	—	129
Issuance of common stock and warrants, net of offering costs	4,511,278	1	—	—	2,384	—	2,385
Issuance of common stock in connection with warrant exercise	100	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	945	—	945
Balance, March 31, 2025	62,784,562	6	15,055,288	2	346,966	(303,860)	43,114
Net loss	—	—	—	—	—	(9,225)	(9,225)
Issuance of restricted stock, net	26,608	—	—	—	—	—	—
Exercise of stock options	32,750	—	—	—	4	—	4
Shares issued under “at-the-market” (ATM) Sales Agreement, net	681,793	—	—	—	686	—	686
Stock-based compensation expense	—	—	—	—	547	—	547
Balance, June 30, 2025	63,525,713	$6	15,055,288	$2	$348,203	$(313,085)	$35,126
Net loss	—	—	—	—	—	(11,019)	(11,019)
Shares issued under “at-the-market” (ATM) offering program, net	1,554,726	—	—	—	2,056	—	2,056
Issuance of restricted stock	20,166	—	—	—	—	—	—
Exercise of stock options	329,318	—	—	—	92	—	92
Stock-based compensation expense	—	—	—	—	617	—	617
Balance, September 30, 2025	65,429,923	$6	15,055,288	$2	$350,968	$(324,104)	$26,872

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2023	56,840,989	$5	15,055,288	$2	$338,114	$(253,722)	$84,399
Net loss	—	—	—	—	—	(9,848)	(9,848)
Issuance of restricted stock, net	41,007	—	—	—	—	—	—
Exercise of stock options	70,670	—	—	—	55	—	55
Stock-based compensation expense	—	—	—	—	1,032	—	1,032
Balance, March 31, 2024	56,952,666	5	15,055,288	2	339,201	(263,570)	75,638
Net loss	—	—	—	—	—	(10,156)	(10,156)
Issuance of restricted stock, net	34,915	—	—	—	—	—	—
Exercise of stock options	144,121	—	—	—	105	—	105
Stock-based compensation expense	—	—	—	—	1,174	—	1,174
Balance, June 30, 2024	57,131,702	$5	15,055,288	$2	$340,480	$(273,726)	$66,761
Net loss	—	—	—	—	—	(10,326)	(10,326)
Shares issued under “at-the-market” (ATM) offering program, net	728,188	—	—	—	785	—	785
Issuance of restricted stock	33,568	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	—	—	1,103	—	1,103
Balance, September 30, 2024	57,893,458	$5	15,055,288	$2	$342,367	$(284,052)	$58,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(29,662)	$(30,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	809	775
Stock-based compensation expense	2,109	3,308
Loss on disposal of property and equipment, net	120	156
Change in fair value of warrant liabilities	639	—
Other	22	6
Changes in assets and liabilities:
Accounts receivable, net	1,070	(3,611)
Unbilled receivables	926	(1,322)
Inventory	(221)	(579)
Prepaid expenses and other current assets	(802)	(324)
Prepaid inventory	—	693
Other long term assets	51	(9)
Accounts payable	2,112	193
Deferred grant funding	438	(402)
Deferred revenue	(105)	97
Due to related parties	(16)	(8)
Accrued expenses and other current liabilities	(221)	949
Operating lease liabilities, net	(10)	(2)
Net cash used in operating activities	(22,741)	(30,410)
Cash flows from investing activities:
Purchases of property and equipment	(1,122)	(375)
Net cash used in investing activities	(1,122)	(375)
Cash flows from financing activities:
Proceeds from exercise of stock options	130	160
Proceeds from shares issued under “at-the-market” offering program, net of selling costs	2,906	805
Proceeds from issuance of common stock and warrants, net of offering costs	5,184	—
Net cash provided by financing activities	8,220	965
Net decrease in cash and cash equivalents and restricted cash	(15,643)	(29,820)
Cash, cash equivalents and restricted cash, beginning of period	37,673	75,804
Cash, cash equivalents and restricted cash, end of period	22,030	45,984
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	21,564	45,765
Restricted cash	466	219
Total cash, cash equivalents and restricted cash	$22,030	$45,984
Supplemental disclosure of noncash information:
Initial measurement of warrant liabilities	$2,858	$—
Unpaid purchase of property and equipment	$5	$571

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

Outside of the United States, the Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (“CE Mark”), the United Kingdom (UK Conformity Assessment (“UKCA Mark”)), Canada, Australia and New Zealand. In October 2024 and February 2025, the Company received CE Mark and UKCA Mark approval for the ninth-generation of software, respectively. In August 2025, the Company received both CE Mark and UKCA Mark approvals for the Optive AITM software. The Company's Optive AITM software is currently available in the United States, Canada, United Kingdom, Australia and New Zealand markets. All of the Company’s revenue to date has been generated from sales of the Swoop® system and related services. The Company has an indirect wholly-owned subsidiary in the United Kingdom that did not have any significant operations during 2024 nor during the three or nine months ended September 30, 2025.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited revenues and a history of negative working capital. The Company’s existing capital resources, including the net proceeds from the recent offerings described below are expected to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements. Unless and until the Company is able to generate a sufficient amount of revenue and generate positive operating cash flows, the Company expects to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. If the Company is not able to obtain additional financing and/or substantially increase revenue from sales, in the longer term, it could result in a substantial doubt about the Company's ability to continue as a going concern.

Management believes the net proceeds from the recent offering described under Note 15 – “Subsequent Events” and the Company’s anticipated revenue, provides an opportunity to continue as a going concern. If additional funding is required, the Company plans to obtain working capital from either debt or equity financings from the sale of common stock, preferred stock, and/or convertible debentures. There can be no assurance that the Company will be able to obtain such working capital on acceptable terms or at all which could result in management concluding in the future that there is substantial doubt about the Company's ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other period.

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

For the three months ended September 30, 2025, there were four customers that each represented 10% or more of total net revenue and contributed $884, $451, $442, and $374 of revenue, respectively. For the nine months ended September 30, 2025, there was one customer that represented 10% or more of total net revenue and contributed $884 of revenue.

For the three months ended September 30, 2024, there were two customers that each represented 10% or more of total net revenue and contributed $395 and $369 of revenue, respectively. For the nine months ended September 30, 2024, there was one customer that represented 10% or more of total net revenue and contributed $1,264 of revenue.

As of September 30, 2025, there were three customers that each accounted for more than 10% of the Company's total accounts receivable in the amount of $1,226, $927 and $815, respectively. As of December 31, 2024, there were three customers that each accounted for more than 10% of the Company's total accounts receivable in the amount of $1,439, $815, and $720, respectively.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions about future events that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates and assumptions. Significant estimates and assumptions included:

•
Revenue recognition, including determination of the timing and pattern of satisfaction of performance obligations, determination of the standalone selling price of performance obligations;
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

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, “Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin capitalization when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, management is required to consider whether there is significant uncertainty associated with the development activities of the software. This guidance is effective for fiscal years beginning after December 15, 2027, and for interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-06 may be applied on a prospective basis, a modified basis for

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

in-process projects, or a retrospective basis. The Company is currently evaluating the impact of adopting ASU 2025-06.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories best represent the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Pattern of Recognition	2025	2024	2025	2024
Device	Point in time	$2,891	$3,033	$6,541	$8,707
Service	Over time	546	610	1,729	1,862
Total revenue		$3,437	$3,643	$8,270	$10,569

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

The following table provides information about receivables and deferred revenue from contracts with customers:

	September 30, 2025	December 31, 2024
Accounts receivable, net	$4,886	$5,956
Unbilled receivables - current	$1,423	$2,349
Unbilled receivables - non-current(1)	$862	$825
Deferred revenue	$1,435	$1,460
Long term deferred revenue	$974	$1,054

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

The amount of revenue recognized during the three and nine months ended September 30, 2025 that was included in the deferred revenue balance at the beginning of the period was $421 and $1,106, respectively.

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

Revenue from Leasing Arrangements

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under ASC 842, “Leases” including leases for the three and nine months ended September 30, 2025 and 2024. The Company recorded service revenue from lease arrangements of $0 and $46 for the three and nine months ended September 30, 2025, respectively, and of $44 and $203 for the three and nine months ended September 30, 2024, respectively. The Company records revenue from the sale of hardware devices under sales-type leases as device revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in device revenue in the consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $558 and $490 as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, the Company recognized $340 and $695, respectively, in expense related to the amortization of the capitalized contract costs. During the three and nine months ended September 30, 2024, the Company recognized $408 and $814, respectively, in expense related to the amortization of the capitalized contract costs.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2025 and December 31, 2024, the Company had remaining performance obligations amounting to $6,156 and $5,644, respectively. The Company expects to recognize approximately 9% of its remaining performance obligations as revenue in fiscal year 2025, and an additional 91% in fiscal year 2026 and thereafter.

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

Cash is measured at fair value on a recurring basis using Level 1 inputs. The Company had $22,030 and $37,451 of money market funds, demand deposit and savings accounts included in cash and cash equivalents and restricted cash as of September 30, 2025 and December 31, 2024, respectively. These assets were valued using quoted prices in active markets and accordingly were classified as Level 1. Other liabilities include warrant liabilities that are measured at fair value on a recurring basis using Level 3 inputs. As of September 30, 2025 and February 12, 2025, the closing date of the February 2025 Offering (as defined below) and the initial warrant liability valuation date, the fair value of the warrant liabilities were $3,497 and $2,858, respectively.

The Company had no assets or liabilities classified using Level 2 inputs and there were no transfers between fair value measurement levels during the three and nine months ended September 30, 2025 or 2024.

5. INVENTORIES

A summary of inventories is as follows:

	September 30, 2025	December 31, 2024
Raw materials	$2,008	$3,070
Finished goods	3,830	2,762
Total inventories	$5,838	$5,832

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	September 30, 2025	December 31, 2024
Laboratory equipment	$1,027	$986
Research devices	1,823	1,398
Sales and marketing devices	400	490
Computer equipment	689	689
Construction in progress	373	1,229
Tooling	1,502	857
Trade show assets	295	254
Leased devices	181	181
Other	632	595
	6,922	6,679
Less: Accumulated depreciation and amortization	(4,177)	(3,557)
Property and equipment, net	$2,745	$3,122

Depreciation expense amounted to $297 and $809 for the three and nine months ended September 30, 2025, respectively.

Depreciation expense amounted to $259 and $775 for the three and nine months ended September 30, 2024, respectively.

7. RIGHT-OF-USE (“ROU”) ASSETS AND LEASES LIABILITIES

The Company has operating leases for its corporate offices, including its Palo Alto, California lease agreement which expires on April 30, 2026 and a warehouse lease agreement in Guilford, Connecticut which was extended by six months in June 2025 and expires on August 31, 2026. As of September 30, 2025 and December 31, 2024, the balance of operating lease ROU assets of $186 and $341, respectively, current lease liabilities of $182 and $269, respectively, and non-current lease liabilities of $0 and $78, respectively, are included in the Company's condensed consolidated balance sheets in other long term assets, accrued expenses and other current liabilities, respectively.

The weighted-average remaining lease term associated with the measurement of the Company's operating lease obligations is 11 months and an annual weighted-average discount rate is 9.78%.

Future minimum commitments due under the lease agreements as of September 30, 2025 are $68 for 2025 and $115 thereafter.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
Bonuses	$1,874	$2,144
Contracted services	928	1,755
Legal fees	290	176
Payroll and related benefits	981	756
Operating lease liabilities	182	269
Other	257	473
Total accrued expenses and other current liabilities	$4,512	$5,573

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

As of September 30, 2025, an aggregate of 3,134,638 shares of Class A common stock have been issued and sold under the Sales Agreement, for gross proceeds of $3,862 and net proceeds of $3,689, after deducting commissions and other offering expenses related to the ATM. During the three and nine months ended September 30, 2025, 1,554,726 and 2,362,917 shares of the Company's Class A common stock, respectively, were issued and sold under the Sales Agreement, for gross proceeds of $2,124 and $2,981, respectively, and net proceeds of $2,049 and $2,870, respectively, after deducting commissions and other offering expenses related to the ATM.

Common Stock and Common Stock Warrants

On February 12, 2025, the Company closed the transactions pursuant to a securities purchase agreement with certain institutional investors (the “Investors”), in which the Company issued and sold, in a registered direct offering by the Company directly to the Investors (the “February 2025 Offering”): (i) 4,511,278 shares (the “Shares”) of the Company’s Class A common stock and (ii) warrants to purchase up to 4,511,278 shares of the Company’s Class A common stock (the “Warrants”). Each Share and accompanying Warrant were sold together at a combined offering price of $1.33. Each Warrant has an exercise price of $1.33 and expires on the five-year anniversary of the initial issuance date. The aggregate gross proceeds to the Company from the February 2025 Offering were $6,000 before deducting the placement agent’s fees and offering expenses. The incremental issuance costs allocated to warrant liabilities were recorded as expenses in the Company's condensed consolidated statements of operations in line item “other (expense) income, net”.

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

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the nine months ended September 30, 2025:

Number of Options
Outstanding at January 1, 2025	18,396,536
Granted (1) (2) (3)	430,917
Exercised	(936,351)
Forfeited / Cancelled / Expired	(2,043,228)
Outstanding at September 30, 2025	15,847,874

_____________________________________________

(1) Includes new hire employee grants of stock options to purchase 111,500 shares of the Company's Class A common stock. The grants vest 25% on the first anniversary date of the grant with the remainder vesting equally over the remaining 36 months, subject to the employee’s continued service to the Company through the applicable vesting dates.

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

In general, employee awards will vest based on continued service, which is generally over four years. Nonemployee director awards generally will vest in one year based on continued service on the date of the next regular annual stockholder meeting. The grant date fair value of the award will be recognized as stock-based compensation expense over the requisite service period. The grant date fair value was determined using similar methods and assumptions as those previously disclosed by the Company.

Restricted stock unit activity

The following table summarizes the changes in the Company’s outstanding RSUs for the nine months ended September 30, 2025:

Number of RSUs
Outstanding at January 1, 2025	138,902
Granted (1)	2,540,753
Vested	(76,160)
Forfeited	(68,468)
Outstanding at September 30, 2025	2,535,027

_____________________________________________

(1) Includes new hire grants of 197,920 RSUs, annual employee grants of 1,742,833 RSUs, and grants to executive officers of 600,000 RSUs. The grants will vest 25% approximately on the anniversary date of the grant with the remainder vesting equally over the remaining 12 quarters, subject to the employee’s continued service to the Company through the applicable vesting dates.

The following table presents details of stock-based compensation expenses by functional line item noted within the Company's operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$30	$18	$96	$66
Research and development	209	383	921	1,107
Sales and marketing	47	49	181	135
General and administrative	331	652	911	2,000
	$617	$1,102	$2,109	$3,308

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net Loss	$(11,019)	$(10,326)	$(29,662)	$(30,330)
Numerator for Basic and Dilutive EPS – Loss available to common stockholders	$(11,019)	$(10,326)	$(29,662)	$(30,330)
Denominator:
Common Stock	79,028,987	72,678,622	77,613,306	72,219,681
Denominator for Basic and Dilutive EPS - Weighted-average common stock	79,028,987	72,678,622	77,613,306	72,219,681
Basic and dilutive net loss per share	$(0.14)	$(0.14)	$(0.38)	$(0.42)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding options to purchase common stock	15,847,874	18,713,397	15,847,874	18,713,397
Outstanding RSUs	2,535,027	224,849	2,535,027	224,849
Earn-Out Shares (1)	—	9,357,835	—	9,357,835
Warrants to purchase common stock	4,511,178	—	4,511,178
Total anti-dilutive common equivalent shares	22,894,079	28,296,081	22,894,079	28,296,081

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

See Note 15—Subsequent Events for further discussion of the Company's Class A common stock issued subsequent to September 30, 2025 in connection with the October 2025 Offering (as defined below).

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

Income taxes for the three and nine months ended September 30, 2025 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0.0% for each of the three and nine months ended September 30, 2025. The primary reconciling items between the federal statutory rate of 21.0% for these periods and the Company’s overall effective tax rate of 0.0% were related to the effects of deferred state income taxes, research and development credits, stock-based compensation, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2025 and 2024 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company has evaluated the new legislation and has determined to continue the current treatment of capitalizing and amortizing its domestic Internal Revenue Code Section 174 expenditures. As a result of the Company’s net operating loss carryforwards and full valuation allowance against the Company’s net deferred tax assets, the Company does not expect this treatment to have a significant effect on the Company’s financial statements. Management will continue to monitor and evaluate the tax effects of the OBBBA on the Company’s financial statements, including the effect on the Company’s effective tax rate and deferred tax assets during the remainder of 2025 and in future periods. However, the Company does not expect the other provisions contained within the OBBBA to result in any significant effects on its financial statements.

12. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut, which is being leased from an unrelated landlord by 4Catalyzer Corporation (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis. A total of approximately $161 and $364 was paid during the three and nine months ended September 30, 2025, respectively, and a total of approximately $138 and $386 was paid during the three and nine months ended September 30, 2024, respectively.

Hyperfine entered into a Master Services Agreement (the “Master Services Agreement”) with 4C effective as of July 7, 2021 pursuant to which Hyperfine may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided. The Company paid an aggregate of $32 and $90 during the three and nine months ended September 30, 2025, respectively, and the Company paid an aggregate of $33 and $98 during the three and nine months ended September 30, 2024, respectively, under the Master Services Agreement. As of September 30, 2025 and December 31, 2024 there were $45 and $61 due to 4C, respectively, for expenses paid on the Company's behalf. These payables are included in due to related parties on the condensed consolidated balance sheet.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three or nine months ended September 30, 2025 or 2024.

During 2020 and 2021, the Company was awarded multiple grants totaling $4,910 from the Bill & Melinda Gates Foundation (“BMGF”) for the provision and equipping of sites with the Company’s portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants were designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. All of these grants were designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021 and was completed by February 2024. In May 2023, the Company was awarded an additional $3,354 grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. The funds were accounted for as restricted cash with a corresponding credit to deferred grant funding. Any grant funds, plus any interest income, that have not been used for, or committed to, the project must be returned promptly to the BMGF upon expiration of or termination of the agreement. During the nine months ended September 30, 2025, the Company completed and fulfilled grant deliverables and milestones amounting to $802 and received cash grant funding of $1,233. As of September 30, 2025, the Company recorded restricted cash of $466 with an offset to deferred grant funding in the Company's unaudited condensed consolidated balance sheet. As of September 30, 2025, and December 31, 2024, there were no grant fund amounts that were required to be returned under the terms of the project.

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

All of the Company’s long-lived assets are located in the United States. Non-U.S. revenue is attributed to revenue from customer located in foreign countries. Other than revenue recognized in non-U.S. countries of $831 and $2,397 for the three and nine months ended September 30, 2025, respectively, and $1,156 and $5,254 for the three and nine months ended September 30, 2024, respectively, all of the revenues during these periods were earned in the United States. Since the Company has a single reportable segment, all required financial segment information is provided in the consolidated financial statements.

15. SUBSEQUENT EVENTS

October 2025 Offering

On October 17, 2025, the Company closed an underwritten public offering (the “October 2025 Offering”), in which the Company issued and sold 14,000,000 shares of the Company’s Class A common stock at a public offering price of $1.25 per share, pursuant to an Underwriting Agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as the underwriter. On October 17, 2025, the Company received gross proceeds of $17,500 from the October 2025 Offering, before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of approximately $16,000, after deducting underwriting discounts and commissions and other offering expenses.

Under the terms of the Underwriting Agreement, the underwriter had a 30-day option to purchase up to an additional 2,100,000 shares of Class A common stock at the public offering price, less underwriting discounts and commissions (the “Underwriter Option”). On October 21, 2025, the underwriter notified the Company that it was exercising the Underwriter Option. On October 23, 2025, the Company received additional gross proceeds of $2,625 from the exercise of the Underwriter Option, before deducting underwriting discounts and commissions and other offering expenses, and additional net proceeds of approximately $2,400, after deducting underwriting discounts and commissions and other offering expenses.

The Company’s aggregate gross proceeds from the October 2025 Offering, including the gross proceeds from the exercise of the Underwriter Option, were $20,125, before deducting underwriting discounts and commissions and other offering expenses. The Company's aggregate net proceeds from the October 2025 Offering, including the net proceeds from the exercise of the Underwriter Option, were approximately $18,400, after deducting underwriting discounts and commissions and other offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2024 contained in our 2024 Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our 2024 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, as updated and/or supplemented in subsequent filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Hyperfine, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, respectively, present the financial position and results of operations of Hyperfine, Inc. and its wholly owned subsidiaries.

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

The demand for MR imaging has been increasing due to the aging population and the rising prevalence of neurological, neurodegenerative, and cardiovascular conditions, as well as the trends towards decentralized healthcare in mature, as well as low- and middle-income countries. Healthcare professionals and insurers recognize imaging as an effective, non-invasive diagnostic tool for evaluation and ongoing monitoring of patients at risk of or with neurological conditions. The Swoop® system is the next generation brain imaging device designed to increase access to MRI in a cost-effective manner. We believe our market opportunity is significant across the multiple sites of care where the Swoop® system brings clinical and economic value. We estimate in the United States alone that our total addressable market for Swoop® system device placements is more than $16 billion.

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

Outside of the United States, the Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (“CE Mark”), the United Kingdom (UK Conformity Assessment (“UKCA Mark”)), Canada, Australia and New Zealand. In October 2024 and February 2025, we received CE Mark and UKCA Mark approval for the ninth-generation of software, respectively. In August 2025, we received both CE Mark and UKCA Mark approvals for our Optive AITM software. Our Optive AITM software is currently available in the United States, Canada, United Kingdom, Australia and New Zealand markets.

Key Performance Metrics

Management reviews and analyzes several key performance metrics including total revenues and total Swoop® system units sold. These metrics are reviewed and analyzed to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions.

Total revenues were $3.4 million and $8.3 million for the three and nine months ended September 30, 2025, respectively, as compared to total revenues of $3.6 million and $10.6 million for the three and nine months ended September 30, 2024, respectively, primarily driven by decreases in Swoop® system units sold offset by an increase in average selling price. See "Results of Operations - Sales" below for further information. Total Swoop® system units sold were 8 units and 22 units, for the three and nine months ended September 30, 2025, respectively, as compared to 13 units and 39 units, for the three and nine months ended September 30, 2024, respectively.

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

Commercialization efforts of the Swoop® system

Our results have included revenue from the United States and outside the United States. Our Swoop® system received initial 510(k) clearance from the FDA in 2020. Initially, we have been focused on executing contracts with U.S. hospitals and hospital systems. We have built a direct sales and field support organization in the United States who are working in strong collaboration to increase adoption, support successful implementations and support routine use at customer sites. We have begun expanding our commercial focus beyond our initial call point of critical care in the hospital into hospital emergency departments, hospital-based neurology clinics and outside the hospital in neurology offices. This commercial expansion is supported by the product launch of our next generation Swoop® system powered by Optive AITM software.

Expand sales in international markets

The countries outside of the United States in which we have begun commercializing our Swoop® system include Canada, certain European markets, Australia, and New Zealand. We obtained a Medical Device License issued by Health Canada, UKCA Mark in the United Kingdom, CE Mark in the EU, and regulatory authorization in Australia and New Zealand. The Swoop® system CE Mark and UKCA Mark approval of the ninth-generation AI-powered Swoop® system software in October 2024 and February 2025, and CE Mark and UKCA Mark approval for our Optive AITM software in August 2025, enables a broader European commercial expansion of the Swoop® system, bringing cutting-edge brain imaging technology to new global markets. Further we are executing on a global expansion strategy, broadening access to MR brain imaging in regions with large populations, low penetration of MRI, and significant unmet healthcare needs.

Our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and timely management of health conditions worldwide is furthermore advanced by grant funding from the Bill and Melinda Gates Foundation (“BMGF”). Through our engagement with the BMGF, we have deployed the Swoop® system in low-middle income settings without readily-accessible MRI technology. During 2020 and 2021, we were awarded multiple grants totaling $4.9 million from the BMGF for the provision and equipping of sites with our portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants were designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. These grants were designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021 and was completed by February 2024. In May 2023, we were awarded an additional $3.4 million grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. During the nine months ended September 30, 2025, we completed and fulfilled grant deliverables and milestones amounting to $0.8 million and we received cash grant funding of $1.2 million.

Results of Operations

The following is a discussion of our results of operations for the three and nine months ended September 30, 2025 and 2024. Our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
($ Amounts in thousands)	2025	2024	%	2025	2024	%
Sales
Device	$2,891	$3,033	(4.7)%	$6,541	$8,707	(24.9)%
Service	546	610	(10.5)%	1,729	1,862	(7.1)%
Total sales	3,437	3,643	(5.7)%	$8,270	$10,569	(21.8)%
Cost of Sales
Device	1,328	1,359	(2.3)%	$3,410	$4,280	(20.3)%
Service	261	376	(30.6)%	801	1,224	(34.6)%
Cost of sales	1,589	1,735	(8.4)%	$4,211	$5,504	(23.5)%
Gross margin	1,848	1,908	(3.1)%	4,059	5,065	(19.9)%
Operating expenses:
Research and development	4,048	5,865	(31.0)%	$13,626	$17,394	(21.7)%
General and administrative	4,152	4,510	(7.9)%	12,219	13,361	(8.5)%
Sales and marketing	2,568	2,496	2.9%	7,631	6,769	12.7%
Total operating expenses	10,768	12,871	(16.3)%	33,476	37,524	(10.8)%
Loss from operations	(8,920)	(10,963)	(18.6)%	$(29,417)	$(32,459)	(9.4)%
Interest income	187	585	(68.0)%	$743	$2,056	(63.9)%
Change in fair value of warrant liabilities	(2,303)	—	NM	$(639)	$—	NM
Other income (expense), net	17	52	NM	(349)	73	NM
Loss before provision for income taxes	(11,019)	(10,326)	6.71%	$(29,662)	$(30,330)	(2.2)%
Provision for income taxes	—	—		—	—
Net loss and comprehensive loss	$(11,019)	$(10,326)	6.71%	$(29,662)	$(30,330)	(2.2)%

NM - Not meaningful

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024 ($ Amounts shown in tables in thousands)

Sales

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Device	$2,891	$3,033	$(142)	(4.7)%	$6,541	$8,707	$(2,166)	(24.9)%
Service	546	610	(64)	(10.5)%	1,729	1,862	(133)	(7.1)%
Total sales	$3,437	$3,643	$(206)	(5.7)%	$8,270	$10,569	$(2,299)	(21.8)%

Device sales decreased by $0.1 million, or 4.7%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was driven primarily by a decrease in units sold partially offset by an increase in average selling price.

Service sales decreased by $0.1 million, or 10.5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was driven primarily by a higher service revenue in 2024 due to subscription service contracts in prior years that have since expired and were replaced by standard service and support contracts with a lower annual price.

Device sales decreased by $2.2 million, or 24.9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was driven primarily by a decrease in units sold partially offset by an increase in average selling price.

Service sales decreased by $0.1 million, or 7.1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was driven primarily by one-time service revenue recognized in 2024 for a certain customer and higher service revenue in 2024 due to subscription service contracts in prior years that have since expired and were replaced by standard service and support contracts with a lower annual price.

Cost of sales

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Device	$1,328	$1,359	$(31)	(2.3)%	$3,410	$4,280	$(870)	(20.3)%
Service	261	376	(115)	(30.6)%	801	1,224	(423)	(34.6)%
Total cost of sales	$1,589	$1,735	$(146)	(8.4)%	$4,211	$5,504	$(1,293)	(23.5)%
Percentage of revenue	46.2%	47.6%			50.9%	52.1%

Cost of device sales decreased by $31 thousand, or 2.3%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This slight decrease was driven primarily by a decrease in units sold.

Cost of service sales decreased by $0.1 million, or 30.6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was driven primarily by a decrease in headcount costs and infrastructure costs.

Cost of device sales decreased by $0.9 million, or 20.3%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was driven primarily by a decrease in units sold.

Cost of service sales decreased by $0.4 million, or 34,6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was driven primarily by a decrease in headcount costs and infrastructure costs.

Research and development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Research and development	$4,048	$5,865	$(1,817)	(31.0)%	$13,626	$17,394	$(3,768)	(21.7)%

Research and development expenses decreased by $1.8 million, or 31.0%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was driven primarily by a decrease in salary and benefits due to lower headcount of $1.3 million, a decrease in consulting expenses of $0.2 million, and a decrease in outsourcing expenses of $0.2 million.

Research and development expenses decreased by $3.8 million, or 21.7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was driven primarily by a decrease in salary, benefits and stock-based compensation due to lower headcount of $3.5 million and a decrease in consulting expenses of $0.7 million, partially offset by a decrease in grant fulfillment credits of $0.6 million.

General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
General and administrative	$4,152	$4,510	$(358)	(7.9)%	$12,219	$13,361	$(1,142)	(8.5)%

General and administrative expenses decreased by $0.4 million, or 7.9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was driven primarily by a decrease in stock-based compensation and headcount costs of $0.4 million, a decrease in consulting expenses of $0.2 million and a decrease in patent expenses of $0.1 million, partially offset by an increase of $0.3 million in accounts receivable allowance for credit losses.

General and administrative expenses decreased by $1.1 million, or 8.5%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was driven primarily by a decrease in stock-based compensation of $1.0 million, a decrease in consulting expenses of $0.4 million, a decrease in insurance expenses of $0.1 million, and a decrease in salary and benefits expenses of $0.2 million, partially offset by an increase of $0.5 million in accounts receivable allowance for credit losses.

Sales and marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Sales and marketing	$2,568	$2,496	$72	2.9%	$7,631	$6,769	$862	12.7%

Sales and marketing expenses increased by $0.1 million, or 2.9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was driven primarily by an increase in travel and other expenses of $0.1 million.

Sales and marketing expenses increased by $0.9 million, or 12.7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was driven primarily by an increase in salary and benefits and stock-based compensation expenses of $0.6 million and an increase in marketing and digital marketing expenses of $0.3 million driven by the launch of the next generation Swoop® system and Optive AITM software.

Interest income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Interest income	$187	$585	$(398)	(68.0)%	$743	$2,056	$(1,313)	(63.9)%

Interest income decreased by $0.4 million, or 68.0%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was driven primarily by lower cash balances in money market funds and demand deposit accounts.

Interest income decreased by $1.3 million, or 63.9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was driven primarily by lower cash balances in money market funds and demand deposit accounts.

Change in fair value of warrant liabilities

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Change in fair value of warrant liabilities	$(2,303)	$—	$(2,303)	NM	$(639)	$—	$(639)	NM

Change in fair value of warrant liabilities for the three months ended September 30, 2025 represented a loss of $2.3 million caused by an increase in the fair value of the warrant liabilities over the three months period. There was no similar change in fair value during the three months ended September 30, 2024 as the warrants were not outstanding during that period.

Change in fair value of warrant liabilities for the nine months ended September 30, 2025 represented a loss of $0.6 million caused by an increase in the fair value of the warrant liabilities from the initial fair value evaluation on February 12, 2025, the closing date of the February 2025 Offering (as defined below) to the subsequent fair value evaluation on September 30, 2025, primarily related to changes in the price per share of our Class A common stock. There was no similar change in fair value during the nine months ended September 30, 2024 as the warrants were not outstanding during that period.

Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Other income (expense), net	$17	$52	$(35)	NM	$(349)	$73	$(422)	NM

Other income (expense), net decreased by $35 thousand for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was mainly driven by unfavorable impact from foreign exchange.

Other income (expense), net decreased by $0.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was mainly driven by financing costs allocated to warrant liabilities of $0.5 million, partially offset by favorable impact from foreign exchange of $0.1 million.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common stock, preferred stock and warrants. We have incurred significant cash burn and recurring net losses, which includes a net loss of $29.9 million for the nine months ended September 30, 2025, and an accumulated deficit of $324.3 million as of September 30, 2025. As of September 30, 2025, we had cash and cash equivalents of $21.6 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur negative cash flows from operations and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

In November 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC pursuant to which we registered for sale up to $150 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. The Shelf Registration Statement also includes a prospectus covering up to an aggregate of $50.0 million in shares of Class A common stock that we may issue and sell from time to time, through B. Riley Securities, Inc. (“B. Riley”) acting as our sales agent, pursuant to the sales agreement that we entered into with B. Riley (the “Sales Agreement”) for our “at-the-market” equity program (“ATM”). We are not obligated to make any sales of Class A common stock under the Sales Agreement. As of September 30, 2025, an aggregate of 3,134,638 shares of our Class A common stock, for total gross proceeds of $3.9 million and net proceeds of $3.7 million, after deducting commissions and other offering expenses related to the ATM, have been issued and sold under the Sales Agreement. During the three and nine months ended September 30, 2025, 1,554,726 and 2,362,917 shares of our Class A common stock, respectively, have been issued and sold under the Sales Agreement, respectively, for gross proceeds of $2.1 million and $3.0 million, and net proceeds of $2.0 million and $2.9 million, respectively, after deducting commissions and other offering expenses related to the ATM.

On February 12, 2025, we closed the transactions pursuant to a securities purchase agreement with certain institutional investors (the “Investors”), in which we issued and sold, in a registered direct offering directly to the Investors (the “February 2025 Offering”): (i) 4,511,278 shares (the “Shares”) of our Class A common stock and (ii) warrants to purchase up to 4,511,278 shares of our Class A common stock (the “Warrants”). Each Share and accompanying Warrant were sold together at a combined offering price of $1.33. The aggregate gross proceeds to from the February 2025 Offering were $6.0 million before deducting the placement agent’s fees and offering expenses.

Subsequent to September 30, 2025, on October 17, 2025, we closed an underwritten public offering (the “October 2025 Offering”), in we issued and sold 14,000,000 shares of our Class A common stock at a public offering price of $1.25 per share, pursuant to an Underwriting Agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as the underwriter. On October 17, 2025, we received gross proceeds of $17.5 million from the October 2025 Offering, before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of approximately $16.0 million, after deducting underwriting discounts and commissions and other offering expenses.

Under the terms of the Underwriting Agreement, the underwriter had a 30-day option to purchase up to an additional 2,100,000 shares of Class A common stock at the public offering price, less underwriting discounts and commissions (the “Underwriter Option”). On October 21, 2025, the underwriter notified us that it was exercising the Underwriter Option. On October 23, 2025, we received additional gross proceeds of $2.6 million from the exercise of the Underwriter Option, before deducting underwriting discounts and commissions and other offering expenses, and additional net proceeds of approximately $2.4 million, after deducting underwriting discounts and commissions and other offering expenses.

Our aggregate gross proceeds from the October 2025 Offering, including the gross proceeds from the exercise of the Underwriter Option, were $20.1 million, before deducting underwriting discounts and commissions and other offering expenses. Our aggregate net proceeds from the October 2025 Offering, including the net proceeds from the exercise of the Underwriter Option, were approximately $18.4 million, after deducting underwriting discounts and commissions and other offering expenses.

Our ability to access capital when needed is not assured and, if capital is not available when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our development programs, commercialization of our products, and other operations which could materially harm our operations, financial condition and operating results. We expect that our existing cash and cash equivalents, including the net proceeds from the October 2025 Offering, together with proceeds from the sales of our products and services, will enable us to conduct our planned operations for at least the next 12 months. Factors that could accelerate cash needs include: (i) delays in achieving scientific and technical milestones; (ii) unforeseen capital expenditures and fabrication costs related to manufacturing; (iii) changes we may make in our business or commercialization and hiring strategy; (iv) costs of running a public company; (v) higher inflation and increases in product transportation and labor costs; (vi) the effects of the tariffs; and (vii) other items affecting our forecasted level of expenditures and use of cash resources including potential acquisitions.

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

Cash

As of September 30, 2025, we had cash and cash equivalents of $21.6 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, international expansion, and regulatory costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash used in operating activities	$(22,741)	$(30,410)
Net cash used in investing activities	(1,122)	(375)
Net cash provided by financing activities	8,220	965
Net decrease in cash, cash equivalents, and restricted cash	$(15,643)	$(29,820)

Net cash used in operating activities

For the nine months ended September 30, 2025, net cash used in operating activities of $22.7 million was due primarily to a net loss of $29.7 million, partially offset by non-cash items of $3.7 million and changes in operating assets and liabilities of $3.2 million. Non-cash items were primarily stock-based compensation expense of $2.1 million and depreciation expense of $0.8 million, loss on change in fair value of warrant liabilities of $0.6 million and loss on disposal of property and equipment of $0.1 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts payable of $2.1 million, a decrease in accounts receivable and unbilled receivables of $2.0 million, an increase in deferred grant funding of $0.4 million, partially offset an increase in prepaid expenses and other current assets of $0.8 million, an increase in inventory of $0.2 million, a decrease in accrued expenses and other current liabilities of $0.2 million, and a decrease in deferred revenue of $0.1 million.

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

Net cash used in investing activities

For the nine months ended September 30, 2025, net cash used in investing activities of $1.1 million was from fixed assets purchased.

For the nine months ended September 30, 2024, net cash used in investing activities of $0.4 million was from fixed assets purchased.

Net cash provided by financing activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $8.2 million which consisted primarily of proceeds from the issuance and sale of the Shares and Warrants in the February 2025 Offering, net of offering discounts and other costs of $5.2 million, net proceeds from the issuance of Class A common stock under the Sales Agreement of $2.9 million and proceeds from stock options exercises of $0.1 million.

For the nine months ended September 30, 2024, net cash provided by financing activities was $1.0 million, which consisted primarily of proceeds from the issuance of Class A common stock under the Sales Agreement of $0.8 million and proceeds from stock option exercises of $0.2 million.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the three or nine months ended September 30, 2025 and 2024.

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

We had no other significant contractual obligations as of September 30, 2025.

For information on contingencies, refer to Note 13 in the notes to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about items that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our cash, cash equivalents and restricted cash as of September 30, 2025 consisted of $22.0 million in money market funds, demand deposit and savings accounts. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. Based on our balance sheet position at September 30, 2025, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $0.1 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our 2024 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. There have been no material changes in our risk factors from those described in our 2024 Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q referenced above. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three and nine months ended September 30, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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

HYPERFINE, INC.
Date: November 13, 2025	By: /s/ Maria Sainz
Maria Sainz
President and Chief Executive Officer

Date: November 13, 2025	By: /s/ Brett Hale
Brett Hale
Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary