Form 10-K
period 2025-12-31
Hyperfine, Inc.
filed 2026-03-18
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $44.2 million.

As of March 13, 2026, the registrant had 82,902,422 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

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

•
National Institutes of Health funding pressures; and
•
the effect from U.S. export controls and tariffs

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
•
In the future, we may rely on licenses from third parties, and if we lose such licenses, then we may be subjected to future litigation.
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

Item 1. BUSINESS

Overview

We are an innovative health technology business with a mission to revolutionize patient care globally through accessible, affordable, clinically relevant artificial intelligence (“AI”)-powered portable ultra-low-field (“ULF”) magnetic resonance (“MR”) brain imaging. Our Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a significantly lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. Our Swoop® system is designed to transform brain MR for the patient, the clinician and the provider, enabling a highly differentiated patient-friendly experience, timely imaging for clinicians, and favorable economics for hospital administrators. The Swoop® system is a portable, ULF MRI device for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions in various care settings where conventional MRI devices are inaccessible and/or when they are not readily available. The portable design of our Swoop® system make it safely and readily accessible anywhere in a hospital, clinic, physician’s office, or patient care site and it does not require any special facilities accommodations. The easy to use, iPad-based interface makes its operation easy to learn and it does not require specialized personnel to operate safely. ULF MR does not expose patients to harmful ionizing radiation and compares favorably in this regard to X-ray computed tomography (“CT”) or positron emission tomography (“PET”).

The demand for MR imaging has been increasing due to the aging population and the rising prevalence of neurological, neurodegenerative, and cardiovascular conditions, and also the trends towards decentralized healthcare in mature, as well as low- and middle-income countries. Healthcare professionals and insurers recognize MR imaging as an effective, non-invasive diagnostic tool for evaluation and ongoing monitoring of patients at risk of or with neurological conditions. The Swoop® system is the next-generation brain imaging scanner designed to increase access to MRI in a cost-effective manner. We believe our market opportunity is significant across the multiple sites of care where the Swoop® system brings clinical and economic value. We estimate in the United States alone that our total addressable market for Swoop® system device placements is more than $16 billion.

Despite their advantages, many healthcare institutions worldwide lack the facilities, specialized technicians, and capital necessary to acquire, maintain, and staff expensive conventional MRI devices. The Swoop® system is the first FDA-cleared, portable, ULF, MR brain imaging system that is capable of providing imaging at multiple sites of care, such as intensive care units (“ICUs”), emergency departments, procedural rooms, clinics or physicians’ offices, and can inform the timely detection, diagnosis, monitoring, and treatment of acute and chronic neurological conditions inside and outside the hospital. We designed the Swoop® system to address the limitations of conventional MRI technologies and make brain MR imaging accessible nearly anywhere in a timely manner, closer to the patient, across professional healthcare settings. We believe the adoption of the Swoop® system by healthcare professionals has potential clinical and economic benefits throughout healthcare communities in both high and low resource settings.

The Swoop® system is AI-powered and integrates deep learning, Optive AITM, a form of AI in the reconstruction pipeline of the sequences. We offer T1, T2, diffusion-weighted imaging (“DWI”), and fluid-attenuated inversion recovery (“FLAIR”) sequences, in both fast and high resolution modes. Scanning time varies based on protocols but on average a full brain scan takes around 25 minutes. The integration of deep learning does not require any additional steps from the user. As a result, deep learning can enhance the image quality and, consequently, the diagnostic value of images generated at ULF. Our Optive AITM models are designed to improve ULF image quality, while reducing the impact of scan artifacts. The Optive AITM models are validated by expert radiologists. The Swoop® system is used clinically every day as the first mover in the field of AI-powered portable MRI, and the installed base continues to expand globally. The learnings from this market experience have served to improve our hardware, software, AI, and denoising algorithms resulting in the image quality and performance improvements of our product over the eleven generations of software since our initial clearance. As we move forward, we are continuously investing in improving our AI-powered image quality and leveraging each imaging-focused software release to further improve the Swoop® system performance. Furthermore, we have established a strong proprietary position in ULF MRI and as of February 15, 2026, we possess a portfolio of 197 issued patents worldwide and an additional 160 U.S. and foreign patents applications pending.

Our Swoop® system received initial 510(k) clearance for brain imaging from FDA in 2020. In July 2024, we received 510(k) clearance from FDA of the ninth-generation AI-powered Swoop® system software. The ninth-generation software significantly reduces scan times across multiple MR sequences without sacrificing image quality. In May 2025, we received 510(k) clearance from the FDA for our tenth-generation AI-powered software, Optive AI™ software. The tenth-generation software enhances each stage of image processing from noise cancellation and image acquisition to reconstruction and post processing, and produces brain images with greater clarity, uniformity and sharper anatomical detail.

Obtaining 510(k) clearance from the FDA in late May 2025 for our new next-generation Swoop® scanner powered by Optive AITM software was a very important milestone for us. The next-generation Swoop® system incorporates learnings from five years of real-world experience, features new hardware and is powered by Optive AI™ software. The next-generation Swoop® system incorporates innovations specifically engineered to deliver the highest signal-to-noise ratio, which, when paired with the Optive AI™ software, achieve exceptional image quality at low-field MRI, including improved resolution and uniformity, as well as faster acquisition times.

In December 2025, we received FDA clearance for the eleventh-generation AI-powered software. The eleventh-generation software includes a new multi-direction DWI sequence in our Optive AITM software, and this software enhancement expands the Swoop® system’s clinical capabilities by improving image quality and diagnostic confidence for stroke detection, including clearer visualization of smaller lesions and more reliable differentiation of infarcts. The multi-direction DWI sequence uses multi-direction signal acquisition, similar to techniques used in high-field MRI, and is designed to reduce artifacts that may obscure stroke pathology, while the existing single-direction DWI sequence remains available for extremely time-sensitive imaging where rapid acquisition is critical to meeting stroke treatment protocols.

Outside of the United States, the first-generation Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (“CE Mark”), the United Kingdom (UK Conformity Assessment (“UKCA Mark”)), Canada, Australia, New Zealand and India. In October 2024 and February 2025, we received CE Mark and UKCA Mark approval for the ninth-generation of software, respectively. In August 2025, we received both CE Mark and UKCA Mark approvals for our Optive AI™ software. In December 2025, we received regulatory approval in India from the Central Drugs Standard Control Organization (“CDSCO”), authorizing commercialization of the first-generation Swoop® system throughout India.

Our initial commercial focus has been in the U.S. market and with customers that use the Swoop® system inside the hospital setting primarily in critical care for pediatric and adult applications. The ability to place and use the Swoop® system in any professional care setting can significantly simplify the care navigation for these patients. Our technology is designed to address structural limitations of conventional MRI, including high cost, complex infrastructure requirements, limited availability, and workflow inefficiencies, by enabling point‑of‑care brain imaging across a broad range of clinical settings. The compact and versatile Swoop® system is designed for use in any professional healthcare setting.

In 2025, in connection with the introduction of our next-generation Swoop® scanner and Optive AI™ software, we expanded our commercial focus beyond critical care in the hospitals. Our commercial focus has evolved in that we target customers across multiple healthcare settings in our pipeline, including:

•
U.S. hospitals, with a focus on critical care units, emergency departments, and hospital‑based clinics;
•
U.S. office‑based neurology practices; and
•
International healthcare providers through distributor relationships.

To support a broad set of clinical use cases, we have partnered with leading institutions to collect clinical evidence. The generation of clinical evidence remains a core strategic priority. A peer-reviewed study demonstrated the economic and operational benefits of portable MRI, including reduced time to diagnosis and improved care efficiency. Ongoing and planned studies assess the Swoop® system’s role in emergency department imaging, post-operative imaging, office-based neurology applications, stroke workflows, neurodegenerative screening and monitoring and for patients on extracorporeal membrane oxygenation (ECMO). Additionally, a contrast study is being performed evaluating the feasibility and visualization benefits of gadolinium-enhanced imaging with ULF portable MRI using the Swoop® system in patients with suspected brain lesions. The contrast study is intended to support a future FDA 510(k) submission to expand the Swoop® system’s indicated use to include contrast agents, potentially enabling improved lesion characterization and broader clinical adoption. These studies and data are intended to support commercial adoption, routine utilization, and long-term market adoption and expansion.

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

Our Core Competitive Strengths

We believe that our competitive strengths include the following:

•
The image quality generated from our latest generation Swoop® system powered by Optive AITM software provides high quality ULF image with functionality and usability applicable for multiple use cases and sites of care. We launched our first-generation of portable brain MRI system in 2020. Since then, we have been driven by continuous innovation to upgrade and iterate portable AI-powered MRI images ready for mainstream adoption and scale. In mid-2025, we launched our next-generation Swoop® scanner and the Optive AI™ software, delivering a step-change in portable MRI image resolution, uniformity and scanner usability. The new scanner and software were commercially rolled out across the hospital and neurology office settings in our pipeline and accelerated Swoop® system adoption by providing sharper images and faster scans for both new and existing Swoop® system customers.

Image Quality Approaching Conventional MRI

OPTIVE AI IS HYPERFINE'S 10TH GENERATION AI-POWERED SOFTWARE IN 5 YEARS

Proprietary Hardware, Software, and AI Deep Learning Innovation

SWOOP SYSTEM EARLY DAYS (CIRCA 2016)

***Swoop* System Powered by *Optive AI* Software (2025)**

VS

1.5 T Conventional MRI

Sources: T2 Images from pULF from 2016 & 2025 and representative T2 image from 1.5T conventional MRI

Image Quality Approaching Conventional MRI

0.064T New *Swoop* System
Powered by *Optive AI* Software

1.5 T Conventional MRI

Sources: T2 images from Swoop system in 2025 and representative image from 1.5T conventional MRI

•
We have a strong foundation built from over a decade of development, clinical, and early commercialization experience. We believe our early experiences provide a strong foundation and advantage. We have approximately 200 issued patents, over 250,000 images, the first FDA-cleared AI-powered portable brain MRI system clearance, over a dozen subsequent FDA clearances, and numerous published papers to support broad clinical utility. Across multiple brain conditions, we are leveraging this foundation with the launch of our next-generation Swoop® system to execute upon our commercial expansion plans.

Strong Foundation for Commercial Growth

Development, Clinical & Early Commercial

- **First Mover Advantage**
  - ~200 Issued Patents
  - First FDA-cleared AI-powered portable brain MRI system
  - Over 200 Installed base globally and ~250,000 images
- **Compelling Business Model**
  - Broad FDA-clearance for brain imaging in patients of all ages
  - Reimbursement in place in the U.S. under existing CPT codes in both hospital and office settings
  - Demonstrated strong value proposition & validated health economics in multiple sites of care
- **Agile Innovation**
  - Prolific engine of fast market-driven innovation
  - 1 to 2 AI-powered software releases per year
- **Evidence to Support Broad Clinical Utility**
  - Clinical evidence across key clinical sites & use cases
  - 80+ peer reviewed publications & 215+ peer reviewed conference presentations

Compelling Growth Strategy

Hospital
Office
International

+

Transformative Technology

Next Gen Swoop System
Powered by Optive AI
June 2025

Commercial Expansion

- **Next Gen Swoop System Launch**
  - Outstanding market feedback on Optive AI image quality
  - Placements in all targeted sites of care since launch
- **Commercial Expansion**
  - Hospital: Expand to multiple new sites of care, multiple unit placements, and health systems / IDN strategy
  - Office: Launch into new business vertical
  - International: Launched Optive AI software in Q4'25 and Next Gen Swoop System expected by late 2026
- **Scalable**
  - Established global contract manufacturing partner
  - Connected ecosystem; cloud infrastructure & certifications
- **Strong Financials**
  - Diversified revenue growth, attractive & expanding gross margins, spending discipline & strong operating leverage
  - Strengthened balance sheet, capital to fund commercial growth
- **Future Expansion Opportunities**
  - Platform technology with opportunities in new anatomies, intervention support and other capabilities

•
There is a large and growing MRI market, and we have the potential to augment conventional MRI capacity to bring benefit to patients, clinicians and providers around the world. We believe our solution addresses a vast unmet need across the global market by adding a portable, accessible and affordable brain MR system to increase the existing capacity of conventional high-field MRI scanners as imaging rates continue to grow with the aging population and the incidence and prevalence of patients with acute neurological and chronic neurodegenerative conditions. Efficient and readily available MRI scanners deployed in different sites of care become increasingly valuable in multiple healthcare settings across high, middle and low resources countries globally. Our solution is designed to complement conventional MRI and seamlessly integrates into the hospital workflow, by processing orders from the Hospital Information Systems (“HIS”) and allowing users to manage images into their picture archiving and communication system (“PACS”), or directly onto our cloud PACS, which then makes images easily available for diagnostic purposes. To support information security, we have obtained several certifications, including HITRUST CSF® v9.4 Risk-based, 2-year, SOC2 Type 1 and SOC2 Type 2.

We estimate in the United States alone that our total addressable market for Swoop® system device placements is larger than $16 billion. We intend to make MRI available to a broader set of patients in both developed and emerging markets, as well as improve the utilization of MRI scanners through decreased wait times and more efficient patient flow.

Large Market Potential Bringing MRI to Multiple Sites of Care

Sizeable and Growing US TAM[1] Through New Sites of Care

Inpatient Settings 2023+	Outpatient Settings 2025+	Community Settings 2026+
$1.5B	$6B+	$16B+
4,000+	10,000+	25,000+
Adult critical care *Peds critical care*	*Emergency departments[2]* *Neurology clinics* *Infusion centers*	*Urgent care facilities* *Nursing homes* *Concierge medicine*

1) TAM Calculation Based on Number of Sites of Care (Company Estimates on File) Multiplied by US Device ASP
2) Data as of 2020

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

•
Our proprietary, disruptive, and revolutionary product is designed with healthcare professionals in mind. We have commercially launched our Swoop® system, a portable AI-powered brain MRI device capable of producing diagnostic quality images at a lower magnetic field strength than conventional MRI scanners. Using ULF magnetic force significantly reduces projectile safety concerns and, therefore, should reduce the length of pre-safety checks typically conducted by healthcare professionals. We designed our product with the physician workflow in mind, reducing the average emergency department time to scan from 27.7 hours required for the conventional MRI process to a median time-to-scan of 2.5 hours with our Swoop® system. Typically, with a reduction in total workflow time, physicians can reduce the time to diagnoses for timely treatment, potentially resulting in improved health outcomes for the patient.

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

•
Our first-in-its-class product can provide an attractive return on investment for various care settings. We created the Swoop® system not to replace conventional MRI devices but to complement them and enable additional brain MR exams for patients and in settings not traditionally serviced by conventional MRI scanners, such as critical care units, emergency departments, clinics and physicians’ offices. By facilitating imaging in a timely manner by bringing the Swoop® system to the patient, patients can potentially be treated earlier and discharged sooner, potentially leading to increased hospital savings consistent with the growing shift to value-based care.

In a published peer-reviewed study, the Swoop® system delivers measurable hospital cost savings and operational efficiency by enabling bedside MRI in the ICU and emergency department, eliminating the need for patient transport to fixed MRI suites. In a 12 month retrospective analysis, use of the Swoop® system avoided an average of $590 per patient in MR-compatible supplies and reduced MRI wait times by approximately 18 hours, which supports accelerated diagnoses and patient progression through high-cost care settings. By shortening time-to-imaging, we believe the Swoop® system directly addresses two major hospital cost drivers—ICU length of stay and emergency department boarding—while also reducing staff time and transport-related resource use. These workflow efficiencies may translate into tens to hundreds of thousands of dollars in annual cost savings, depending on utilization, which we believe supports a significantly faster ROI compared with traditional MRI, and other capital medical equipment in hospitals. In addition, shifting inpatient imaging to the bedside frees capacity on high-field MRI scanners and improve overall imaging suite economics. Collectively, these benefits demonstrate that the Swoop® system improves imaging access, lowers per-patient costs, and enhances hospital throughput without compromising patient safety, making it a compelling economic adjunct to conventional MRI in multiple care environments.

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

•
Our Swoop® system is strategically positioned to be integrated into the emergency departments, critical care units and hospitals workflows. We are focusing on market expansion and are targeting over 9,600 potential sites of care in the United States alone, including 4,000 critical care units and 5,600 emergency departments. Our portable Swoop® system enables clinicians to take neurological images of critically ill patients in ICUs and of patients presenting to emergency departments with less transfers and shorter wait times with high-quality images produced at a lower magnetic field strength than standard MRI scanners.
•
Our Swoop® system has launched in the office setting following the publication of the Intersocietal Accreditation Commission (“IAC”) accreditation standards and completion of the office market pilot. The MRI standards issued by the IAC in November 2024 enabled accredited neurology offices to secure CMS reimbursement for MRI scans using the Swoop® system. The standards do not require MRI technologists to operate the Swoop® system in the office setting. This expands our ability to offer the portable Swoop® system into new sites of care outside the hospital, representing nearly 2,400 potential locations in the United States alone. From late 2024 through mid-2025, we completed an office market pilot which validated the deployment of the portable Swoop® system in outpatient neurology offices, demonstrating that practices could successfully install and operate the system, complete IAC accreditation, integrate with teleradiology and PACS, and obtain CMS and private-payer reimbursement. In mid-2025, we launched into the neurology office market, to drive in-office MRI as a scalable clinical and commercial solution. By bringing advanced MR brain imaging directly to these professional healthcare settings, we allow for significantly enhanced patient access and convenience by enabling MR brain imaging as part of the routine clinic visits.
•
Our Optive AITM software is CE Mark and UKCA Mark approved. Since receiving CE Mark and UKCA Mark approvals of our Optive AITM software in August 2025 and subsequent commercial rollout, we believe we are positioned for broader international commercial expansion of the first-generation Swoop® system, bringing cutting-edge brain imaging technology to new global markets.
•
Our validated platform and business model allows for potential widespread adoption. Over 250 conference presentations and peer reviewed journal articles, perspectives, case studies, and editorials on the Swoop® system have discussed the potential clinical benefits of portable, ULF MRI for patients with stroke, hydrocephalus, hematoma, multiple sclerosis, headaches, and tumor resection. We generate sales revenue by selling the Swoop® system primarily through one business model, which is ownership accompanied by an annual software, service and support agreement. In this model, the Swoop® system is typically sold with a software, service and support agreement that begins after one year of warranty and is sold initially in either 36- or 60-

month terms. In certain cases, the Swoop® system is sold without an accompanying service and support agreement. As more healthcare professionals adopt our technology, we anticipate improvements in gross margin due to increased volume, increased average selling prices resulting from annual pricing increases, and the recurring service and support agreements.
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
•
We have assembled and developed core capabilities, know-how and intellectual property to pursue broader set of ULF opportunities. We have accumulated extensive experience in delivering usable, affordable and safe ULF MRI with diagnostic quality imaging in the brain. Many of the same capabilities, technologies and know-how apply to potential use cases outside of the brain. While we are initially focused on the brain opportunity, we see potential expansion opportunities to develop ULF technology with high clinical and economic impact across multiple anatomies. To accelerate adoption and collaboration in ULF portable brain MRI, we launched PULSE (Portable Ultra-Low-Field Scientific Exchange) in late 2025, a subscription-based platform for users of the Swoop® system. PULSE provides access to proprietary research sequences powered by Optive AI™ software, community-developed sequences, and raw imaging data, enabling clinical research, workflow evaluation, and exploration of new imaging applications. The platform is designed to support ongoing innovation and may facilitate expansion of the Swoop® system beyond its current clinical imaging use.

FUTURE OPPORTUNITIES IN NEW ANATOMIES, INTERVENTIONS AND CAPABILITIES

HYPERFINE PATENTS AND KNOW-HOW ARE WELL POSITIONED TO DELIVER IN MULTIPLE MARKETS WITH ADDITIONAL GROWTH AND VALUE-ADDED SERVICES

	Now	Next	Future
Neuro Expansion	Expanded sequence offering **Contrast PMR** (Contrast agents)	Mobile for acute care and private practice Intraoperative use	Mobile brain health Screening services
Platform expansion: Anatomy and Applications	Neonatal imaging System accessories	C-spine Interventions platform 	Diabetic foot Breast 
Software and Services	Teleradiology integration ***PULSE*** (Developer subscription)	AI-powered clinical decision support SaaS Open developer ecosystem	App marketplace Data exchange platform

Our Strategies

Our strategies include the following:

•
Execute upon our diversified commercial growth strategy. Our current focus is AI-powered portable brain MRI with the Swoop® system and the advancement of our brain MR technology and its proprietary AI-powered software for multiple clinical applications in different sites of care. Our initial commercial focus had been in our beachhead markets inside the hospital for critical care, adult and pediatric patients. We have expanded beyond critical care inside the hospital and now are now focused on multiple sites within the hospital opportunity, neurology office opportunity, and international opportunity.

Robust Commercial Growth Strategy

	Hospital Business	Office Business	International Business
Value Proposition	• Increase revenue & lower cost • Improve patient progress • Improve staff and infrastructure utilization • Avoid long wait times • Reduce transportation wait times	• New revenue stream • Improve access to imaging • Diagnose with confidence • Monitor treatment safely • Track disease progression • Care patients prefer	• Increase access to MRI • Make MRI available where resources are limited • Support rural and remote healthcare
Clinical & Economic Data	• ROI assessments • HOPE PMR and SAFE MRI ECMO • ACTION PMR • PRIME • PRISM PMR	• ROI assessments • NEURO PMR • Contrast PMR (Enrolling) • CARE PMR (Enrolling)	• Leverage hospital studies • Numerous investigator sponsored studies
Opportunity	• Critical care- adult & pediatric • Emergency departments **(NEW)** • Hospital clinics **(NEW)** • Operating rooms **(UPCOMING)**	• Neurology practices **(NEW)**	• Similar hospital sites of care • Operating through 3rd parties • Canada & Europe market access • India **(UPCOMING)**

The U.S. hospital opportunity centers on deploying the Swoop® system where conventional MRI access is constrained by logistics, staffing, and throughput limitations. The Swoop® system delivers compelling clinical utility across adult and pediatric patients while enabling bedside imaging without patient transport, improving care efficiency and safety. From an economic standpoint, the Swoop® system offers a strong value proposition: scans qualify for existing reimbursement (CPT 70551) in the outpatient setting, published health economic evidence demonstrates meaningful cost savings, and hospitals can achieve breakeven significantly faster than traditional capital equipment. This use of the Swoop® system supports both revenue generation and cost reduction through improved throughput and avoided transport-related expenses. The Swoop® system can be deployed across multiple units within the same institution (such as Adult & Pediatric ICUs, emergency departments, and hospital-based clinics) and there are potential multi-system placements within individual hospitals and larger multi-system placement opportunities across health systems through standardization of care protocols.

The U.S. neurology office opportunity centers on neurology practices that order high volumes of brain MRIs but largely lack on‑site imaging, creating potential delays in clinical decision making, patient loss, and reduced patient satisfaction. In the office setting, the Swoop® system will allow physicians to obtain diagnostic-quality MR brain images within their offices, providing patients with timely and convenient MRI access. The Swoop® system enables in‑office brain imaging with minimal infrastructure, existing reimbursement eligibility (CPT 70551) after site accreditation, allowing practices to capture incremental revenue while improving patient access and experience. With strong clinical evidence and demonstrated economics, neurology offices represent new growth opportunity incremental to the U.S. hospital business.

The international strategy leverages strong clinical portability and hospital‑based demand to expand the Swoop® system adoption outside the United States, supported by a growing distributor network and global reference sites. We believe recent regulatory clearance of the Optive AITM software positions the Swoop® system for broader European commercial expansion, and regulatory clearance in India positions the international business for scalable growth across hospitals, including resource‑constrained and remote settings, over the next several years.

•
Focus on supporting customers through implementation programs. We believe the Swoop® system can represent a valuable tool in the screening and monitoring of patients. The Swoop® system is designed to make the user experience as easy as possible through our easy-to-use interface accessed through a Hyperfine-provided tablet. In addition, we have a field team dedicated to support programs, who can train staff and help integrate the Swoop® system into hospital and clinic workflows.
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
•
Expand clinical validation data and publications. There are numerous conference presentations and peer reviewed journal articles, perspectives, case studies, and editorials on the Swoop® system discussing the clinical benefits of our Swoop® system. Supporting the hospital business are several studies including SAFE-MRI ECMO (Assessing the Safety and Feasibility of bedside portable low-field brain Magnetic Resonance Imaging in patients with ECMO) which was published in the September 2024 Issue of Circulation and HOPE PMR (Portable MRI for Children with Neurological Injury—A Pilot Study using Hydrocephalus as an Index Condition). We have also completed a market adoption study ACTION PMR (ACuTe Ischemic strOke detectioN), which was published in the November 2025 Issue of Stroke: Vascular and Interventional Neurology (SVIN) in which the study results demonstrated the Swoop® system’s ability to identify small strokes rapidly and reliably, reinforcing its clinical value for acute care and emergency settings. Additionally, clinical studies supporting the hospital business include the PRIME study (Portable Rapid Imaging for Medical Emergencies), a clinical study evaluating the Swoop® system for triage and decision-making in emergency departments, and PRISM PMR (PRe- and post-operatIve Study of iMaging with Portable MR), a clinical study evaluating the use of the Swoop® system in the neurosurgical operating room.

Supporting the office business, we ran NEURO PMR (Neurological Evaluation in the Office with Portable MRI) which is multi-center, real-world study evaluating the clinical utility and patient experience of the Swoop® system versus standard-of-care high-field MRI in outpatient neurology clinics. Initial results were presented at the 2026 American Society of Neuroimaging and study results demonstrated 92% concordance with conventional MRI in blinded review and 98% concordance in paired clinical review, while patients were four times more likely to prefer the portable Swoop® system. Furthermore, we have started a utility study CARE PMR (Capturing ARIA Risk Equitably with Portable MR) for the use of the Swoop® system for the monitoring of Alzheimer’s patients for Amyloid related Imaging Abnormalities (“ARIA”).

In January 2026, we initiated Contrast PMR, a prospective, multi‑center clinical study designed to evaluate the feasibility and visualization benefits of gadolinium-enhanced lesions at ULF using the Swoop® system in patients with suspected brain lesions. The study is intended to support a future FDA 510(k) submission to expand the Swoop® system’s intended use to include contrast agents, potentially enabling improved lesion visualization and broader clinical adoption across neurology and inpatient settings.

These studies highlighted the potential of the Swoop® system to expand access to critical diagnostic imaging for acute ischemic stroke and other neurological conditions, providing actionable insights where conventional high-field MRI may not be feasible.

•
Expand sales in international markets. We are executing on our international expansion plans by entering into agreements with experienced and accomplished distributors. We have distribution partners covering several countries across Europe, Asia Pacific, and the Middle East, as well as in Canada. With the Swoop® system’s transformative, affordable, and accessible platform, we aim to serve more clinicians and patients needing brain imaging across the globe. The first-generation Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (CE Mark), the United Kingdom (UKCA Mark), Canada, Australia, New Zealand and India. In December 2025, we received regulatory approval in India from the CDSCO, authorizing commercialization of the Swoop® system throughout India.

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

Market needs

Despite MRI’s advantages to diagnose and monitor patients through treatment, access to MRI scanners can be difficult. Numerous challenges are associated with the use of conventional MRI devices:

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

There are significant benefits to diagnosing a disease at multiple sites of care in its early stages, which can reduce the time to treatment and improve the quality of life for those patients. We have taken advantage of technological advances in electronics, computing and AI to develop an MRI device that is not only portable but also uses an ULF 64mT (0.064T) permanent magnet, which is much lower than the 1.5T or higher field strength of conventional MRI scanners, and does not require cryogenic cooling. Our advanced technology allows healthcare professionals to conduct an MRI scan at the patient’s bedside in the hospital or any clinical setting to begin early diagnosis, intervention, and ongoing treatment.

In the neurology office setting, there is a structural imaging gap: neurologists order a high volume of brain MRIs each year, yet the vast majority of private practices lack on-site MRI capability, forcing reliance on external imaging centers and creating delays, friction, and lost control over the patient experience. This disconnect slows clinical decision-making, increases patient drop-off, and limits physicians’ ability to monitor disease progression timely and efficiently. Traditional conventional MRI systems are poorly suited for office settings due to high capital costs, extensive siting requirements, specialized staffing needs, and long payback periods. These barriers make conventional MRI economically and operationally challenging for most neurology practices, particularly small and mid-sized offices. As a result, office‑based neurologists have an unmet need for an imaging solution that is affordable, easy to deploy, and compatible with existing workflows—one that allows them to bring MRI into the practice. Addressing this need enables faster diagnoses, improved patient satisfaction, safer longitudinal monitoring (including repeat imaging without radiation), and the ability to capture imaging revenue under existing reimbursement pathways.

Globally, according to a 2008 report from the World Health Organization, 90% of the world does not have access to MRI technology, primarily due to socioeconomic factors. Many low-resource countries recognize the benefit of investing in their healthcare infrastructure, and it is expected to cause a spur in growth for the global MRI market. For example, India and China are two of the fastest-growing markets building its healthcare infrastructure in rural areas. The ability of these countries to build the facilities needed to house these large systems and train highly specialized personnel to operate conventional MRI scanners presents a challenge.

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

Swoop System Powered by Optive AI Software[1]

- First mover advantage with proprietary position (~200 patents) across multiple fields of use
- AI-enabled and a leading position in FDA cleared AI-enabled medical devices
- Broad FDA-clearance[2] for brain imaging of patients of all ages
- Reimbursement in place in the US under existing CPT codes in both hospital and office settings

SWOOP
Powered by
OPTIVE AI

- Commercial in the US hospital and office markets through direct sales channel
- Global footprint through distributors and partnership with King's College funded by Gates Foundation
- De-risked growth strategy with next gen Swoop launch mid 2025 into multiple new sites of care
- Platform technology designed for multiple brain imaging applications and additional anatomies

1) Next Gen Swoop System Powered by Optive AI FDA clearance May 2025, commercially available in U.S
2) Broad indication for imaging of the brain (all ages)

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

The gold standard for neuroimaging is MRI, which can provide excellent high-resolution images of the soft tissues of the brain without being obscured by the skull. MRI can provide critical insight into brain trauma and disease but historically has not been portable and not easily available at most sites of care. Because of their size, weight, and safety issues, conventional MRI scanners were only available in radiology suites in hospitals, major medical centers, and in outpatient imaging providers, meaning that patients typically must be transported to the MRI scanner.

We have developed a new category of medical imaging, AI-powered portable brain MRI, that is smaller, lighter weight, and lower cost than conventional MRI scanners yet maintains the soft tissue visualization capabilities critical for brain imaging. Since launching our FDA-cleared portable Swoop® system in 2020, brain imaging is now available for patients of all ages at practically any site of patient care in the United States.

Ultra-Low-Field System

To engineer this new category of portable MRI, we made several significant design changes with respect to conventional MRI, particularly the magnetic field strength. Over the past 40 years, the goal for improving conventional MRI scanners has been to increase the magnetic field strength. In 2017, the FDA cleared the first 7T MRI, after 20 years of development. It was noted that the added field strength allows for better visualization of smaller structures and subtle pathologies that may improve disease diagnosis. We have taken a different approach by developing our Swoop® system to have an ultra-low-field magnet of 0.064T, which enables MRI to be small, portable and safe in multiple sites of care because, unlike conventional MRI scanners, the field strength of the magnet in our system does not require a specialized room to house or use the MRI scanner safely. This field strength and form factor comes from a unique optimization of the magnet size, weight, field uniformity, and patented design of the permanent magnet structure.

There are additional benefits to operating an MRI system with an ultra-low-field magnet. It reduces the risk of ferromagnetic objects becoming projectile and injuring patients or operators, a typical concern with conventional MRI scanners. Furthermore, the radiofrequency pulses used in conventional MRI are responsible for 55% of the FDA-reported adverse events from MRI, causing skin and internal burns in some patients. Operating at 0.064T means using lower energy radiofrequency pulses and significantly reducing associated safety risks.

Motion Correction

Portable MRI at the point of care can provide MRI insights to more patients than previously possible. All MRI scans regularly suffer from quality problems due to patient motion, with approximately 30% of all scans from inpatient or emergency department exams having moderate or severe image quality issues. We have developed software that compensates for subtle motion to improve image quality in the most challenging, and often most in need, patients. We believe that our technology can produce diagnostic scans without requiring the operator to make expert adjustments to the scanning procedure due to typical patient movements.

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

Delivery of Multiple Sequences with Tissue Contrasts

MRI can provide images with different soft tissue contrasts through various sequences that can highlight a range of pathologies. These contrasts are standard in conventional MRI and allow for the differentiation of various tissue types aiding in establishing the diagnosis. Our Swoop® system generates images with contrast weightings with which physicians are most familiar, and which are most clinically useful for the target use cases: T1, T2, FLAIR, and DWI with apparent diffusion coefficient maps.

Image Quality

We deliver diagnostic-quality images to healthcare professionals. The images from our Swoop® system are higher in contrast resolution than other portable medical brain imaging systems, such as portable CT scanners. Our portable Swoop® system also delivers images that are diagnostic and clinically relevant in many use cases when high field MRI is not available. Our MRI signal is produced at 0.064T compared to 1.5T or higher produced by conventional, fixed MRI scanners. We believe that the Swoop® system provides the potential to improve the quality of care for patients who have limited or no access to conventional MRI.

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

Unlike conventional MRI, our Swoop® system is entirely contained in a system that is less than 59 inches tall and 34 inches wide and is designed to scan patients in their beds. Parents, family, or caregivers can be close to the patient as they are scanned, with just their head in the transparent head RF coil. The system is quiet enough to allow constant verbal contact with the patient, which can create a considerably less distressing experience for the patient compared to that of a conventional MRI scanner.

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

The Swoop System Transforms and Expands the Reach of Brain Imaging

Diagnostic Images Captured in Multiple Sites of Care

Portable, Compact Design Goes Directly to the Patient

Simplified Set Up and Scanning for Broad Usability

USING THE *SWOOP SYSTEM* IMPROVES MRI CAPACITY AND ACCESS WITH MEANINGFUL CLINICAL AND ECONOMIC BENEFIT FOR PATIENTS, CLINICIANS AND PROVIDERS

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

As of February 15, 2026, we had 102 employees, all of whom were full-time employees and of whom 24 work in sales, marketing, and commercial support, 56 work in research, development, clinical, technical assistance, supply chain, operations and logistics and 22 work in general and administrative capacities. As of February 15, 2026, 99 of our employees were located in the United States and, internationally, three were located in the United Kingdom and Europe. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

Dr. Rothberg and our business have been recognized for leadership. Legacy Hyperfine was founded in 2014 by Dr. Jonathan Rothberg, a serial entrepreneur that received the Presidential Medal of Technology and Innovation in 2016 for inventing a novel next-generation DNA sequencing method and has founded more than 10 healthcare and technology companies, including 454 Life Sciences, Ion Torrent, CuraGen, Butterfly Network and Quantum-Si.

Information About Our Executive Officers and Directors

The following persons were our executive officers and directors as of February 15, 2026:

Name	Position
Executive Officers
Maria Sainz	President, Chief Executive Officer and Director
Brett Hale	Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary
Thomas Teisseyre, Ph.D.	Chief Operating Officer
Directors
Daniel J. Wolterman	Chairperson of the Board of Directors Chief Executive Officer, Wolterman Consulting LLC
Jonathan M. Rothberg, Ph.D.	Founder of Legacy Hyperfine and member of the Board of Directors
John Dahldorf	Chief Financial Officer, Q’Apel Medical, Inc
Ruth Fattori	Independent Consultant

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

We believe that our people are the reason for our success and we have organized ourselves to maximize productivity and performance. Critical to achieving our strategic goals is our ability to build and retain an exceptional team in which each member plays a unique and important role. We recognize that maintaining an engaged and high performing workforce and a connection with the communities we serve are critical to our success. The comradery and community are at the core of who we are as a company and are integral components of our human capital management strategy. We are inspired by each other and the possibilities of what we can achieve together. We understand that in order to drive innovation, we must continuously improve our human capital management strategies and find ways to foster engagement and growth within our organization. To this end, below are some of our initiatives:

Professional Development Programs and Opportunities: Our greatest asset is our employees, and we aspire to provide them with opportunities so they can continue to grow and excel in their functions and our company. Professional growth of our employees leads to engagement, development and allows us to leverage opportunities so we can hire and promote key talent from within. Through development planning, we strive for employees at all levels to focus on strengthening the skills required in their current role and potentially their next role. We are focused on building a culture of continuous coaching, feedback and open communication between managers and their direct reports throughout the entire year. We provide managers and employees with training on how to conduct effective forward-looking performance conversations and to set effective goals that are realistic, measurable, attainable, relevant and timebound.

Compensation, Equity and Benefits: We have designed a broad-based compensation program that aims to attract, retain and motivate our employees to deliver sustainable long-term value. We seek to deliver performance-driven, market competitive reward opportunities commensurate with company and individual performance. Many of our employees receive equity grants and cash bonuses in addition to base salaries and our benefits package. We believe that providing employees with an ownership interest in our company further strengthens the level of employee engagement. Furthermore, equity awards help align the interests of our employees with the long-term interests of our stockholders. We also offer employees a health insurance package.

We maintain and will continue to improve our corporate governance practices and strengthen our sustainability efforts and human capital management strategies.

Marketing, Sales and Pricing

Marketing

Our marketing efforts are focused on accelerating awareness of our products and capabilities in order to create a strong reputation with clinicians and healthcare administrators. Our go-to-market approach features a targeted sales organization complemented by an array of promotional activities including digital marketing, lead generation, multi-channel campaigns, clinical marketing, media coverage, tradeshow exhibition, advertising, and live product demonstration. We principally target ICUs, emergency departments, neurology offices, and comprehensive and primary stroke accredited facilities.

We recognize the role of education in accelerating clinical adoption of our products across the patient care pathway, including healthcare professionals who currently may not themselves be primary users of MRI technology. To support adoption of our product and in addition to our simplified product interface, we have built a team of clinically trained support specialists to guide and coach clinicians and their staff on the unique features of our device and on the specific clinical application of our technologies.

Sales and Pricing

The Swoop® system is commercially available in the United States, Canada, United Kingdom, certain European and Middle Eastern markets, Australia, New Zealand and India. We have built our direct commercial infrastructure in the United States and sell our products in other countries through distributors.

We are primarily commercializing our device through one business model, which is ownership accompanied by an annual software, service and support agreement. In this model, the Swoop® system is typically sold with a software, service and support agreement that begins after a one-year warranty and is sold initially in either 36- or 60-month terms. In certain cases, the Swoop® system is sold without an accompanying service and support agreement. We offer our customers payment term options that include, among others, either an upfront payment for the Swoop® system and annual payment for service and support or an annual payment option for the term of their agreement. The annual payment option contains a portion of interest for the Swoop® system over the term.

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

As a general matter, we view competition on two levels:

•
Computed tomography (“CT”), particularly non-contrast computed tomography, both portable and/or at the point of care setting. CT systems, while providing valuable information about hemorrhage and fractures, provide less soft tissue differentiation to inform clinical decisions when compared to MRI. As such, the Swoop® system is well positioned to augment critical care and emergency departments with existing CT capabilities; and
•
Portable ULF brain MRI systems with similar attributes are currently in development. Neuro42 announced receipt of FDA clearance of its portable MRI system in February 2024 with future plans to commercialize. In addition, there are several companies currently in the process of developing this technology, including, for example, DeepSpin and Multiwave.

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

There are currently no National Coverage Determinations in place under Medicare for diagnoses provided on a Swoop® system. Medicare coverage criteria for diagnoses performed on a Swoop® system is outlined in Local Coverage Determinations or, in the absence of a formal policy, diagnoses is covered as long as it is considered reasonable and necessary. Commercial payor policies vary with respect to coverage for diagnoses including many of the indications covered by Medicare, though coverage criteria may differ. The codes that are used to report diagnoses delivery for the hospital outpatient department are Current Procedural Terminology (“CPT”) codes 70551, MRI of the brain, including brain stem, without contrast material. Payment rates under the Medicare fee-for-service methodology are established based on cost data submitted by hospitals. CMS pays separately for ancillary procedures. Payment for diagnoses with Swoop® system are also available in the freestanding center setting.

The new accreditation standards issued by the IAC, a leading CMS approved accrediting body, in November 2024 include ULF MRI technology and allow for accredited neurology offices to secure CMS reimbursement for MRI scans using the Swoop® system.

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

The patents owned by us are generally directed to the architecture of MRI systems and related technology. We have developed a portfolio of issued patents and pending patent applications directed to commercial products and technologies for potential development. We believe that our intellectual property is a core strength of our business, and our strategy includes the continued development of our patent portfolio.

Our Swoop® System and Related Technology

As of February 15, 2026, we held a portfolio of 197 U.S. and foreign patents, and 160 U.S. and foreign patent applications. These issued patents and patent applications cover various aspects of our research and development efforts, as well as commercial aspects of our Swoop® system. Our patent estate covers various components and techniques incorporated into, and generally directed to our Swoop® system and its development, including: magnet design and manufacturing, electronics and circuitry, mechanical aspects, safety features, noise compensation, imaging, analysis software, and various other aspects of MRI systems. These pending and issued patents have expected expiration dates ranging between 2035 and 2043. We cannot be certain that any patents will be issued from any of our pending patent applications, nor can we be certain that any of our existing patents or any patents that may be granted to us in the future will provide us with protection.

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

Some of our products are also subject to the Radiation Control provisions, administered by the FDA, which imposes performance standards and record keeping, reporting, product testing and product labeling requirements for electronic products that emit radiation, such as magnetic resonance imaging systems.

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

FDA Regulation of Medical Devices

Medical devices must undergo pre-market review by and receive clearance, authorization, or approval from the FDA prior to commercialization, unless the device is of a type exempted from such review by statute, regulation, or an FDA exercise of enforcement discretion. The FDA classifies medical devices into three classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk). The FDA generally must clear or approve the commercial sale of most new medical devices that fall within product categories designated as Class II and III. Commercial sales of most Class II and III medical devices within the United States must be preceded either by pre-market notification and FDA clearance pursuant to Section 510(k) of the FDCA (Class II) or by the granting of a pre-market approval (“PMA”) (Class III), after a pre-market application is submitted. Both 510(k) notifications and PMA applications must be submitted to FDA with significant user fees, although reduced fees for small businesses are available. Class I devices are generally exempt from pre-market review and notification, as are some moderate-risk Class II devices. Manufacturers of all classes of devices must comply with FDA’s quality management system regulation, establishment registration, medical device listing, labeling requirements, and medical device reporting (“MDR”) regulations, which are collectively referred to as medical device general controls. Class II devices may also be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling. Some Class I and Class II devices may be exempted by regulation from the requirement of compliance with substantially all of the quality management system.

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

Pre-market Approval Pathway

Our point-of-care MRI systems have been classified and are regulated as Class II devices, although future products that we develop may be classified as Class III devices. Products classified by FDA as Class III generally require marketing approval via the PMA process. A PMA application must be supported by valid scientific evidence, which typically requires extensive data, including technical, nonclinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use(s). A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, it is considered “filed” and the FDA begins an in-depth review of the submitted information. During this substantive review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with the applicable quality management system regulations, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures.

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

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require the sponsor of any pivotal clinical trial to support marketing authorization of a medical device to develop a diversity action plan for such trial, and if submission of an IDE application is required, to submit such diversity action plan to the FDA. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. If the FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

Ongoing Post-Market Regulatory Requirements and FDA Enforcement

Our Swoop® system received initial 510(k) clearance for brain imaging from FDA in 2020. In July 2024, we received 510(k) clearance from the FDA of the ninth-generation AI-powered Swoop® system software. In May 2025, we received 510(k) clearance from the FDA for our tenth-generation AI-powered software, Optive AI™ software, in late May 2025, we received 510(k) clearance for our next-generation Swoop® scanner powered by Optive AITM software, and in December 2025 we received 510(k) clearance for our eleventh-generation AI-powered software. In October 2024 and February 2025, we received CE Mark and UKCA Mark approval for the ninth generation of software, respectively. In August 2025, we received both CE Mark and UKCA Mark approvals for our Optive AI™ software. In December 2025, we received regulatory approval in India from the CDSCO, authorizing commercialization of the first-generation Swoop® system throughout India. Outside of the United States, the first-generation Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (CE Mark), the United Kingdom (UKCA Mark), Canada, Australia, New Zealand and India.

In the United States, after a medical device is authorized for marketing and placed in commercial distribution (or, for 510(k)-exempt products, placed into commerce without first obtaining FDA clearance or approval), numerous regulatory requirements apply. These general controls that must be met for all device classes include:

•
establishment registration and device listing;
•
quality system management regulations;
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

FDA’s MDR requirements also extend to healthcare facilities that use medical devices in providing care to patients, or “device user facilities,” which include hospitals, ambulatory surgical facilities, nursing homes, outpatient diagnostic facilities, or outpatient treatment facilities, but not physician’s offices. A device user facility must report any device-related death to both the FDA and the device manufacturer, or any device-related serious injury to the manufacturer (or, if the manufacturer is unknown, to the FDA) within 10 days of the event. Device user facilities are not required to report device malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur but may voluntarily report such malfunctions through MedWatch, the FDA’s Safety Information and Adverse Event Reporting Program.

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
•
operating restrictions;
•
injunctions or consent decrees; and
•
civil or criminal prosecution.

We and any of our contract manufacturers, and some suppliers of components or device accessories, are required to manufacture medical device products in compliance with current good manufacturing practice requirements set forth in the quality management system rules, unless explicitly exempted by regulation. The FDA’s quality management system regulations require manufacturers to implement, maintain and comply with written procedures for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. Prior to February 2, 2026, such rules were known as the Quality System Regulation (“QSR”). However, on February 2, 2024, the FDA issued a new final rule called the Quality Management System Regulation (“QMSR”) to harmonize the FDA’s medical device quality management system regulations with the International Organization for Standardization standard for device quality management systems (ISO 13485:2016). The effective date for the QMSR final rule was February 2, 2026.

The FDA evaluates compliance with the quality management system requirements through periodic pre-scheduled or unannounced inspections that may include registered manufacturing facilities of our manufacturer. Following such inspections, the FDA may issue reports known as Forms FDA 483 or Notices of Inspectional Observations, which list instances where the FDA investigator believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, which are notices of intended enforcement actions against the manufacturer. For less serious violations that may not rise to the level of regulatory significance, the agency may issue Untitled Letters. The FDA may take more significant administrative or legal action if a manufacturer continues to be in substantial noncompliance with applicable regulations.

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

U.S. Fraud and Abuse Laws and Other Compliance Requirements

Successfully commercializing a medical device or technology depends not on only FDA authorization, but also on broad health insurance or third-party payor coverage. Government and private payors institute coverage criteria to ensure the appropriate utilization of products and services and to control costs. Limited third-party payor coverage for a technology or procedure may limit adoption and commercial viability, while broader coverage supports optimal market uptake. Favorable coverage decisions by government payors like Medicare or Medicaid are critical because private payors typically follow the government’s lead regarding reimbursement. However, manufacturers whose technology is reimbursed by government payors are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse. These laws can be implicated by inappropriate sales and marketing arrangements with healthcare providers. Many commonly accepted commercial practices are illegal in the healthcare industry and violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in U.S. federal and state healthcare programs, including Medicare and Medicaid.

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

Although HIPAA does not create a private right of action allowing individuals to file suit against us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

The HIPAA privacy and security regulations establish a uniform federal "floor" and do not preempt state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI. These laws overlap with HIPAA and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. The State of California, for example, has implemented comprehensive laws and regulations concerning health information and other personally identifiable information. The California Confidentiality of Medical Information Act (CMIA) imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. Separately, the California Consumer Privacy Act of 2018 (the CCPA) went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered businesses and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. It also creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may result in increased privacy and information security enforcement in California. Although the law includes limited exceptions, including for PHI maintained by a Covered Entity or Business Associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may still regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (CPRA) went into effect January 1, 2023, amending the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data, and the CPRA expands the application of the CCPA to personal information of our California-based employees. It also created a new regulatory entity, the California Privacy Protection Agency, which is authorized to issue substantive regulations under the CPRA and in which may spearhead increased privacy and information security oversight and enforcement in California. Many other states have enacted their own omnibus consumer privacy laws similar to the CCPA or have continued to deliberate and introduce similar legislation, all of which increases the complexity of compliance and the risk of failures to comply.

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

We could be subject to evolving European Union laws on data export, for transfers of data outside the EEA to, for example, group companies or third parties. The GDPR only permits exports of data outside the EEA to jurisdictions that ensure an adequate level of data protection. On July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-U.S. Data Privacy Framework, which provides EEA individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address points raised by the Court of Justice of the European Union in a July 2020 decision that invalidated the previous EU-U.S. data transfer framework. The European Commission will continually review developments in the United States along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of data protection authorities in the EEA are difficult to predict. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

Relatedly, following the United Kingdom’s withdrawal from the European Union, the GDPR has been implemented in the United Kingdom (and referred to as the UK GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018, which implements certain derogations in the EU GDPR into United Kingdom law. Under the UK GDPR, companies not established in the United Kingdom but which process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or monitor the behavior of individuals in the United Kingdom will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR, and as such, may lead to similar compliance and operational costs with potential fines of up to 17.5 million pounds sterling or 4% of global turnover, whichever is higher. On December 18, 2025, the European Commission renewed the two adequacy decisions for the free flow of personal data from the United Kingdom, determining that the UK legal framework contains data protection safeguards that are essentially equivalent to those provided by the EU. The new decisions are subject to sunset on December 27, 2031.

The UK Parliament recently passed the UK Data (Use and Access) Act, which became effective on June 19, 2025. The new law amended the UK GDPR, the UK Data Protection Act 2018, and the Privacy and Electronic Communications Regulations (“PECR”), adding new measures that, among other things, (1) allow greater flexibility for international data transfers by applying a “not materially lower” standard for data protections in the receiving jurisdiction, (2) ease restrictions on automated decision making, (3) update the penalties for violations of the PECR to align with those for the UK GDPR, (4) permit certain “low risk” Internet cookies without requiring explicit consent, and (5) create a right for individuals to submit data privacy-related complaints to companies.

International Regulation of Medical Devices

International marketing and distribution of medical devices are subject to regulation by foreign governments, and such regulations may vary substantially from country to country. The time required to obtain marketing authorization in a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries. For example, on February 2, 2024, the U.S. FDA issued a Final Rule describing amendments to harmonize the quality management system requirements with ISO 13485:2016, which became effective on February 2, 2026.

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

Devices lawfully placed on the market pursuant to the MDD prior to May 26, 2021 could initially continue to be made available on the market or put into service until May 26, 2025. Nevertheless, the European Parliament adopted legislation to extend this transitional period to give manufacturers more time to switch from the previously applicable provisions to the new certification requirements in the Medical Device Regulation. For high risk, class III and class IIb implantable devices the transitional period is extended until December 31, 2027. For medium and low risk, class IIb devices and class IIa, Im, Is and Ir devices the transition period is extended until December 31, 2028.

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

In addition, as previously noted, the UK left the EU on January 31, 2020 (referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement (“TCA”), which came into effect on January 1, 2021. The TCA does not specifically refer to medical devices. However, as a result of Brexit, the Medical Device Regulation will not be implemented in the UK, and previous legislation that mirrored the Medical Device Regulation in the UK law has been revoked. The regulatory regime for medical devices in the UK will continue to be based on the requirements derived from EU legislation, and the UK may choose to retain regulatory flexibility or align with the Medical Device Regulation going forward. CE markings will continue to be recognized in the UK, and certificates issued by EU recognized Notified Bodies will be valid in the UK, until the earlier of June 30, 2028 or the expiration of the certificate for devices compliant with the MDD or until June 30, 2030 for devices compliant with the Medical Device Regulation. For medical devices placed on the UK market after this period, the UKCA marking will be mandatory. In contrast, UKCA marking and certificates issued by UK Notified Bodies will not be recognized on the EU market. The TCA does provide for cooperation and exchange of information in the area of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls (or other similar actions). Depending on which countries products will ultimately be sold in, manufacturers may start seeking alternative sources for components if this would allow them to benefit from no tariffs. The rules for placing medical devices on the Northern Ireland market will differ from those in the UK.

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

In addition, we regularly use our website to post information regarding our business and governance, and we encourage investors to use our website as a source of information about us.

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

We are an early-stage health technology company, and have incurred significant losses since Legacy Hyperfine and Liminal formed in 2014 and 2018, respectively, and expect to continue to incur losses in the future. We incurred net losses of $35.6 million and $40.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $330.0 million. These losses and accumulated deficit were primarily due to the substantial investments made to develop and improve our technology and products. Over the next several years, we expect to continue to devote substantially all of our resources towards commercialization of our products and continuing development efforts for improved and additional products. These efforts may prove more costly than we currently anticipate. We are generating product revenue but may never generate revenue sufficient to offset our expenses. In addition, as a public company, we will continue to incur significant legal, accounting, administrative, insurance and other expenses. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we become profitable, will sustain profitability.

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

Our operations have consumed substantial amounts of cash since inception. We expect to use our cash resources to develop and further commercialize our products, develop new products, and for working capital and general corporate purposes. We may require additional capital to further develop and commercialize our products and to develop new products. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. We may seek additional capital through debt financings, equity financings, partner financings, and/or technology licensing agreements.

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
•
the impact of political instability and military conflict, such as the conflicts in Ukraine and the Middle East, which have resulted in instability in the global financial markets and export controls, and which has contributed to the increased cost of the magnet that is a key custom-made component in our Swoop® system and is manufactured by a single source supplier in Europe, and could result in further supply impacts on our business and have a material adverse impact on our sales in affected markets; and
•
general industry, economic and market conditions and other factors, including factors unrelated to our operating performances or the operating performance of our competitors.

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

We have developed, and are engaged in the development of MRI solutions. We are commercializing our Swoop® system to address limitations of current imaging technologies. Our success will depend on the acceptance of our products and services in the United States and international healthcare markets. The marketplace may not be receptive to our products and services over competing products, including conventional MRI systems used in hospitals and imaging centers and physicians’ offices, and we may be unable to compete effectively. Factors that could affect our ability to successfully further commercialize our current products and services and to commercialize any potential future products and services include:

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

Revenue from non-U.S. countries was 23% of total revenue for the year ended December 31, 2025. We believe that a substantial percentage of our future revenue will come from international sources as we continue to commercialize our products and services, having received marketing authorization for brain imaging in several countries, including the European Union (CE Mark), the United Kingdom (UKCA Mark), Canada, Australia, New Zealand and India. We expect to continue to seek regulatory authorization for our products in additional jurisdictions, and we seek to expand our sales and marketing opportunities internationally. Our success will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we do business. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

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

Additionally, the imposition of substantial tariffs by the United States on imports from various countries, including China, Canada, and Mexico, and the possible countermeasures by these countries could increase costs, disrupt the global supply chain, and create additional operational challenges. For example, in April 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. In October 2025 the U.S. government announced a 100% tariff on all product imports from China, bringing the total rate of a 130% tariff on China effective November 2025. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have increased costs, caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. The uncertainty surrounding future trade relationships and the potential for increased market volatility and currency exchange rate fluctuations along with tariffs and trade regulations could have an adverse effect on our business.

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

We have undertaken internal restructuring activities in the past that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.

On January 28, 2025, we implemented an organizational restructuring designed to decrease our costs and create a more streamlined organization to support our business priorities. As a result, we terminated approximately 14% of our global workforce. The restructuring affected employees predominantly in technical positions and was largely focused on internally-facing roles as we evolved from development stage to commercial stage. There can be no assurance that our restructuring will achieve the cost savings, operating efficiencies or other benefits that we may initially expected. If our restructuring fails to achieve some or all of the expected benefits therefrom, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.

If we are unable to attract, recruit, train, retain, motivate and integrate key personnel and expand our organization, our operations may be disrupted and we may not achieve our goals.

Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel, including the Founder of Legacy Hyperfine and Liminal and our director, Dr. Jonathan Rothberg, our Chairperson, Daniel J. Wolterman, and our President and Chief Executive Officer, Maria Sainz, as well as other members of our management team and our research and development, manufacturing, software engineering and sales and marketing personnel. As our development and commercialization plans and strategies develop, we will need additional managerial, operational, sales, marketing, financial, legal and other resources. Competition for qualified personnel in the health technology and medical device industry is intense. Due to this intense competition, we may be unable to attract and retain the qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

We believe that our management team must be able to act decisively to apply and adapt our business model in the rapidly changing markets in which we compete. In addition, we rely upon technical and scientific employees and third-party contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled managerial, sales, scientific and technical personnel. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. Competition for experienced, high-quality personnel is intense, and we cannot assure investors that we will be able to recruit and retain such personnel. Our growth depends, in particular, on attracting and retaining highly-trained sales personnel with the necessary technical background and ability to understand our products and services at a technical level to effectively identify and sell to potential new customers and develop new products. Because of the technical nature of our products and the dynamic market in which we compete, any failure to attract, recruit, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects.

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

Our long term strategy is to increase our international presence. We received marketing authorization for brain imaging in several countries, including the European Union (CE Mark), the United Kingdom (UKCA Mark), Canada, Australia, New Zealand and India. This strategy may include establishing and maintaining physician outreach and education capabilities outside of the United States and expanding our relationships with international customers. Doing business internationally involves a number of risks, including:

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

Changes in United States trade policy, including previously announced or potential future tariffs, could have a material adverse impact on our business, financial condition and results of operations. The imposition of new tariffs or increases in existing tariffs on goods imported from or expected to be imported from countries where we or our suppliers operate could result in higher costs for materials or components essential to our operations. These increased costs may reduce our margins, necessitate price adjustments or impact the affordability and competitiveness of our products. Additionally, retaliatory tariffs imposed by other countries on U.S. exports could delay delivery of supplies to us and adversely affect our ability to operate or grow in certain international markets. If we are unable to effectively mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth trajectory could be materially affected.

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

We may fail to recover our accounts receivable in a timely manner, which may affect our financial condition and results of operations.

We are exposed to credit risk in relation to our accounts receivable from customers. Our business operations and cash flow are subject to the risk of delay in settlement from our customers. Our customers’ settlement date may be affected by their internal policies and we cannot assure investors that our customers will settle in a timely manner. Our effort in strengthening our accounts receivable collection and management may not be effective and we cannot assure investors that we will be able to fully recover the outstanding amounts due from our customers, if at all, or that our customers will settle the amounts in a timely manner. In the event that settlements from customers are not made on a timely manner, or at all, our financial condition and results of operations may be adversely affected.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2025, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $222.0 million, of which $12.1 million will begin to expire in 2034 if not utilized. As of December 31, 2025, Liminal had federal NOLs to offset future taxable income of approximately $16.4 million. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset post-change taxable income. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). Our existing NOLs may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes, including our December 2021 business combination and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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
•
establishment registration, device listing and ongoing compliance with the quality management system requirements;
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

Before a new medical device, or a significant modification of a medical device, including a new use of or claim for an existing product, can be marketed in the United States, we must first receive either 510(k) clearance or premarket approval (“PMA”) from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. Legacy Hyperfine received 510(k) clearance from the FDA for its portable MRI system in 2020. In July 2024, we received 510(k) clearance from the FDA of the ninth-generation AI-powered Swoop® system software. In May 2025, we received 510(k) clearance from the FDA for our tenth-generation AI-powered software, Optive AI™ software, in late May 2025, we received 510(k) clearance for our new next-generation Swoop® system powered by Optive AITM software, and in December 2025 we received 510(k) clearance for our eleventh-generation AI-powered software. In October 2024 and February 2025, we received CE Mark and UKCA Mark approval for our ninth generation of software, respectively. In August 2025, we received both CE Mark and UKCA Mark approvals for our Optive AI™ software. In December 2025, we received regulatory approval in India from the CDSCO, authorizing commercialization of the first-generation Swoop® system throughout India. Outside of the United States, the first-generation Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (CE Mark), the United Kingdom (UKCA Mark), Canada, Australia, New Zealand and India. All of our revenue to date has been generated from sales of the Swoop® system and related services.

We may be required to obtain a new 510(k) clearance or a PMA for significant post-market modifications to our products, including any modifications made to our commercially marketed devices.

Obtaining 510(k) clearance or a PMA for medical devices can be expensive and time-consuming, and entails significant user fees, unless an exemption is available. The FDA’s process for obtaining 510(k) clearance usually takes three to 12 months, but it can last longer. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including but not limited to, technical, nonclinical, clinical trial, manufacturing and labeling data. The process for obtaining a PMA is more costly and uncertain and approval can take anywhere from at least one year to, in some cases, multiple years from the time the application is initially filed with the FDA. Modifications to products that are approved through a PMA application generally require further FDA approval. Some of our future products may require approval through the PMA process. In addition, the FDA may demand that we obtain a PMA prior to marketing future changes of our existing products. Further, we may not be able to obtain additional 510(k) clearances or PMAs for new products or for modifications to, or additional indications for, our products in a timely fashion or at all. Delays in obtaining future clearances or approvals could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could harm our revenue and future profitability.

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

We are also subject to numerous post-marketing regulatory requirements, which include quality management system regulations related to the manufacture of our devices, labeling regulations and medical device reporting (“MDR”) regulations. The last of these regulations requires us to report to the FDA if our devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction recurred. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by the FDA, which may include any of the following sanctions:

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

Future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the FDA’s regulations, guidances or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the FDA has experienced significant and rapid fluctuations in leadership and scientific review personnel, which may be key contributing factors in multiple reported delays in agency decision making on marketing applications and agency requests for additional data that are inconsistent with prior regulatory feedback. In addition, the next FDA user fee reauthorization package entered the stakeholder negotiation phase in mid-2025, and any agreement will be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the medical device user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s performance goals for activities supported by user fees assessed against industry.

In addition, disruptions at the FDA and other agencies may also slow the time necessary for products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government, and in such cases certain regulatory agencies, such as the FDA and the SEC, would have to furlough employees and stop critical activities. Moreover, government shutdowns or slowdowns can increase the time needed for an agency to complete its review or make final approvals or other administrative decisions. If a prolonged government shutdown or slowdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If we fail to obtain regulatory authorizations in other countries for existing products or products under development, we will not be able to commercialize these products in those countries.

In order for us to market our products in countries outside of the United States, we must comply with extensive safety and quality regulations in other countries regarding the quality, safety and efficacy of our products. These regulations, including the requirements for marketing authorization, and the time required for regulatory review, vary from country to country. Failure to obtain regulatory authorization in any foreign country in which we plan to market our products may harm our ability to generate revenue and harm our business. Marketing authorization requirements vary between countries and can involve additional product testing and additional administrative review periods. The time required to obtain marketing authorization in other countries might differ from that required to obtain FDA clearance or other marketing authorization. The regulatory process in other countries may include all of the risks detailed above regarding FDA clearance in the United States. Regulatory authorization of a product in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory authorization in one country may negatively impact the regulatory process in others. Failure to obtain regulatory authorization in other countries or any delay or setback in obtaining such authorization could have the same adverse effects described above regarding FDA clearance or approval in the United States.

The primary regulatory environment in Europe is that of the European Economic Area (“EEA”), which is comprised of the Member States of the European Union, plus Iceland, Liechtenstein and Norway. In 2023, our first-generation Swoop® system received approval in the European Union (CE Mark). In October 2024, our latest generation of AI-powered Swoop® system software received CE approval under the European Medical Device Regulation (MDR, EU No. 2017/745). The Medical Device Regulation became fully effective on May 26, 2021. The Medical Device Regulation includes elements intended to strengthen the conformity assessment procedures, assert greater control over notified bodies and their standards, increase overall system transparency, and impose more robust device vigilance requirements on manufacturers and distributors. These new requirements may have an effect on the way we design and manufacture product and products candidates and conduct our business in the EEA. For example, as a result of the continuing transition towards the Medical Device Regulation, Notified Body review times have lengthened, and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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

When producing and distributing commercial medical device products, we, our contract manufacturer, and certain of our component suppliers are required to comply with the FDA’s quality management system requirements, and starting on February 2, 2026 the new QSMR, which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, shipping and servicing of our devices. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic, sometimes unannounced, inspections by the FDA. We cannot assure investors that our facilities or our third-party manufacturers’ or suppliers’ facilities would pass any future quality system inspection. Failure by us or our third-party manufacturers or component suppliers to adhere to quality management system requirements/QMSR requirements or take adequate and timely corrective action in response to an adverse quality system inspection finding could delay production of our products and lead to fines, difficulties in obtaining marketing authorizations for our products, recalls, or enforcement actions, including but not limited to injunctive relief or consent decrees, or other consequences, which could have a material adverse effect on our business, financial condition or results of operations. Any such failure, including the failure of our current or any future contract manufacturers to achieve and maintain the required high manufacturing standards, could result in further delays or failures in product testing or delivery, cost overruns, increased warranty costs or other problems that could harm our business and prospects.

In addition, any of our products shipped internationally are also required to comply with applicable quality standards and regulatory requirements, including the International Organization for Standardization (“ISO”) quality system standards as well as European Directives and norms in order to produce products for sale in the EU. In addition, many countries such as Canada and Japan have very specific additional regulatory requirements for quality assurance and manufacturing. If we fail to continue to comply with current good manufacturing practice requirements, as well as ISO or other regulatory standards, we may be required to cease all or part of our operations until we comply with these regulations. Maintaining compliance with multiple regulators adds complexity and cost to our manufacturing and compliance processes.

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

While we believe, and strive to ensure that our business arrangements with third parties and other activities and programs comply with all applicable laws, these laws are complex, and our activities may be found not to be compliant with one or more of these laws, which may result in significant civil, criminal and/or administrative penalties, fines, damages and exclusion from participation in government healthcare programs. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the Office of Inspector General for the U.S. Department of Health and Human Services (“HHS-OIG”), CMS, and the Department of Justice, or may be subject to whistleblower lawsuits under federal and state false claims laws. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits of the Company to ensure compliance with various supplier standards and billing requirements.

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

In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. Data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed within that country. We could be subject to audits in Europe and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products less useful to customers, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways. For example, the GDPR imposes requirements in the EEA relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, notifications in the event of data breaches and use of third-party processors. GDPR also imposes restrictions on the transfer of personal data from the EEA to third countries that have not been found to provide adequate protection to such personal data. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including fines and penalties and amounts could be significant.

We may use and integrate AI into our business processes and our products. Use of this rapidly evolving technology will require the application of significant resources to design, develop, test, and maintain such systems to help ensure that AI is implemented in accordance with applicable law and in a socially responsible manner. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm, or legal liability.

A growing number of legislators and regulators in the U.S. and globally are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of AI systems and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of AI, including to make consequential decisions and specifically in connection with healthcare. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems governed by these rapidly developing laws or regulations, we may need to meet higher standards of data quality, transparency, monitoring, and human oversight, and we may need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, global threat actors are using increasingly sophisticated methods, including AI, to engage in the theft and misuse of confidential information and proprietary information. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

In addition, the GDPR, which took effect in May 2018, governs the collection and use of personal data of EEA residents. The GDPR, and its equivalents in the United Kingdom and Switzerland, are wide-ranging in scope, impose requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals regarding the processing of their personal data, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA to third countries that have not been found to provide adequate protection to such personal data, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to 20 million euros or 4% of the annual global revenues of the infringer, whichever is greater. While we strive to comply with the GDPR and its UK and Swiss equivalents, as applicable, there can be no assurance that as our operations evolve, our efforts to comply or to remain in compliance will be fully successful.

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

Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to life sciences and medical technology. Specifically, these decisions stand for the proposition that patent claims that recite laws of nature, natural phenomena, and abstract ideas are not themselves patentable unless those patent claims have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws, phenomena, and abstract ideas rather than patent drafting efforts designed to monopolize the law of nature, natural phenomenon, or abstract idea itself. What constitutes a “sufficient” additional feature is somewhat uncertain. Furthermore, in view of these decisions, the USPTO has published and continues to publish revised guidelines for patent examiners to apply when examining process claims for patent eligibility.

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

In the future, we may rely on licenses from third parties, and if we lose such licenses, then we may be subjected to future litigation.

We may in the future become a party to license agreements that grant us rights to use certain intellectual property, including patents and patent applications, typically in certain specified fields of use. We may need to obtain licenses from others to advance our research, development and commercialization activities.

Our success may depend in part on the ability of future licensors to obtain, maintain or enforce patent protection for our licensed intellectual property. Without protection for the intellectual property we may license, other companies might be able to offer substantially identical products and technologies for sale, which could materially adversely affect our competitive business position and harm our business, financial condition, results of operations and prospects.

Any future license agreements we enter into may impose various diligence, commercialization, milestone payment, royalty, insurance and other obligations on us and require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. If we fail to comply with these obligations, our licensor(s) may have the right to terminate our license, in which event we would not be able to develop or market products or technology covered by the licensed intellectual property. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

In addition, any future agreements under which we may license intellectual property or technology from third parties will be complex and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have in the past experienced material weaknesses in our internal controls over financial reporting that have required us to expend substantial time and effort to remediate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Based on our remediation measures, we believe that the previously reported material weaknesses have been remediated. While we undertook remedial measures in the past related to previously identified material weakness, such measures do not provide assurance that our process and controls will continue to operate properly or that our financial statements will be free from error.

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

In November 2023, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we registered for sale up to $150 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine (the “Shelf Registration Statement”). The Shelf Registration Statement also included a prospectus supplement covering up to an aggregate of $50.0 million in shares of Class A common stock that we could issue and sell from time to time through B. Riley Securities, Inc. (“B. Riley”), acting as our sales agent, pursuant to a sales agreement for our “at-the-market” equity program that we entered into with B. Riley in November 2023 (the “Sales Agreement”). As of December 31, 2025, a total of 3,464,325 shares of our Class A common stock, for total gross proceeds of $4.3 million and net proceeds of $4.2 million, were issued and sold under the Sales Agreement. On December 29, 2025, we filed a new prospectus supplement covering up to an aggregate of $50.0 million in shares of Class A common stock that we may issue and sell from time to time, through B. Riley and BTIG, LLC (“BTIG”) acting as our sales agents, pursuant to the amended and restated sales agreement that we entered into with B. Riley and BTIG on December 29, 2025 (the “Amended Sales Agreement”), for our “at-the-market” equity program. The Amended Sales Agreement amends and restates the Sales Agreement to add BTIG as an additional sales agent. No other material terms of the at-the-market offering program or Sales Agreement were amended. The offering of our Class A common stock pursuant to the prospectus supplement dated November 22, 2023 was also terminated such that no further offers or sales will be made pursuant to such prospectus supplement, effective as of December 29, 2025.

In February 2025, we entered into a securities purchase agreement with certain institutional investors (the “Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering (the “February 2025 Offering”) directly to the Investors: (i) 4,511,278 shares of our Class A common stock and (ii) warrants to purchase up to 4,511,278 shares of our Class A common stock (the “Warrants”). Each share and accompanying Warrant were sold together at a combined offering price of $1.33. The aggregate gross proceeds from the February 2025 Offering were approximately $6.0 million before deducting the placement agent’s fees and offering expenses.

Upon exercise or conversion, the shares underlying the Warrants and outstanding options may be resold into the public market. In the case of outstanding securities that have exercise or conversion prices that are below the market price of our Class A common stock from time to time, our stockholders would experience dilution upon the exercise or conversion of these securities. Any such resales into the public market could place downward pressure on the price of our Class A common stock.

In addition, in October 2025, we closed an underwritten public offering (the “October 2025 Offering”), in which we issued and sold 14,000,000 shares of our Class A common stock at a public offering price of $1.25 per share, pursuant to an Underwriting Agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as the underwriter. We received gross proceeds of $17.5 million from the October 2025 Offering, before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of approximately $16.0 million, after deducting underwriting discounts and commissions and other offering expenses.

Under the terms of the Underwriting Agreement, the underwriter was granted a 30-day option to purchase up to an additional 2,100,000 shares of Class A common stock at the public offering price, less underwriting discounts and commissions (the “Underwriter Option”). The underwriter exercised the Underwriter Option on October 21, 2025, and October 23, 2025, we received additional gross proceeds of $2.6 million, before deducting underwriting discounts and commissions and other offering expenses, and additional net proceeds of approximately $2.4 million, after deducting underwriting discounts and commissions and other offering expenses.

We could fail to maintain the listing of our Class A common stock on Nasdaq, which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

The Nasdaq Stock Market has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. In May 2024 and April 2025, we received written notices from Nasdaq notifying us that, because the closing bid price for our Class A common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer met the minimum bid price requirement for continued inclusion on The Nasdaq Global Market. On July 24, 2024 and August 6, 2025, respectively, we received written notice from Nasdaq that we were back in compliance with the bid price requirement. Although we have since regained compliance with the bid price requirement and our Class A common stock continues to trade on The Nasdaq Global Market, there can be no assurance that we will be able to maintain compliance with the bid price requirement or other Nasdaq requirements in the future. If we are not able to maintain compliance with Nasdaq requirements, our Class A common stock may be delisted from Nasdaq, which could have a material adverse effect on us and our stockholders, including by reducing the liquidity of our shares and having a material adverse effect on our ability to raise capital or complete a strategic transaction.

Because we are a “controlled company” within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” under the Nasdaq listing rules. As of February 15, 2026, Dr. Rothberg controls approximately 79% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” under the Nasdaq rules and are not subject to the requirements that would otherwise require us to have: (i) a majority of our board of directors consist of independent directors; (ii) director nominees selected, or recommended for our board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors; and (iii) a compensation committee comprised solely of independent directors.

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

Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. Dr. Rothberg and his permitted transferees hold all of the issued and outstanding shares of our Class B common stock, and as of February 15, 2026, Dr. Rothberg holds approximately 79% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Dr. Rothberg may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of shares of our Class A common stock. If additional shares of our Class B common stock are issued, your shares of Class A common stock and your votes may be significantly diluted.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take or continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We expect to remain classified as an emerging growth company until December 31, 2026, the end of the fiscal year following the fifth anniversary of the completion of our initial public offering. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. As discussed in more detail under “Cybersecurity Governance; Management” below, our board of directors and our audit committee provide oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Compliance Officer, Chief Administrative Officer, Chief Operating Officer, Security Officer, Data Protection Officer, Vice President of IT and Services, and Governance Risk and Compliance Manager.

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

At least quarterly, our audit committee receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Our audit committee generally receives materials that include a cybersecurity scorecard and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our Chief Compliance Officer, Chief Administrative Officer, Chief Operating Officer, Security Officer, Data Protection Officer, Vice President of IT and Services, and Governance Risk and Compliance Manager. Such individuals have collectively over 50 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. Our audit committee is also designated to receive prompt and timely information regarding any material cybersecurity incident that meets reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

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

Stockholders

As of March 13, 2026, we had 82,902,422 outstanding shares of Class A common stock held by approximately 90 holders of record, 15,055,288 outstanding shares of Class B common stock held by approximately six holders of record, and no outstanding shares of preferred stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors may deem relevant.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [RESERVED]

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HYPERFINE

The following discussion and analysis of the financial condition and results of operations Hyperfine, Inc. and its subsidiaries (for purposes of this section, collectively referred as the “Company”, “we,” “us” and “our”) should be read together with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, together with the related notes thereto, included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the heading “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are an innovative health technology business with a mission to revolutionize patient care globally through accessible, affordable, clinically relevant artificial intelligence (“AI”)-powered portable ultra-low-field (“ULF”) magnetic resonance (“MR”) brain imaging. Our Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a significantly lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. Our Swoop® system is designed to transform brain MR for the patient, the clinician and the provider, enabling a highly differentiated patient-friendly experience, timely imaging for clinicians, and favorable economics for hospital administrators. The Swoop® system is a portable, ULF MRI device for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions in various care settings where conventional MRI devices are inaccessible and/or when they are not readily available. The portable design of our Swoop® system make it safely and readily accessible anywhere in a hospital, clinic, physician’s office, or patient care site and it does not require any special facilities accommodations. The easy to use, iPad-based interface makes its operation easy to learn and it does not require specialized personnel to operate safely. ULF MR does not expose patients to harmful ionizing radiation and compares favorably in this regard to X-ray computed tomography (“CT”) or positron emission tomography (“PET”).

The demand for MR imaging has been increasing due to the aging population and the rising prevalence of neurological, neurodegenerative, and cardiovascular conditions, and also the trends towards decentralized healthcare in mature, as well as low- and middle-income countries. Healthcare professionals and insurers recognize MR imaging as an effective, non-invasive diagnostic tool for evaluation and ongoing monitoring of patients at risk of or with neurological conditions. The Swoop® system is the next-generation brain imaging scanner designed to increase access to MRI in a cost-effective manner. We believe our market opportunity is significant across the multiple sites of care where the Swoop® system brings clinical and economic value. We estimate in the United States alone that our total addressable market for Swoop® system device placements is more than $16 billion.

Despite their advantages, many healthcare institutions worldwide lack the facilities, specialized technicians, and capital necessary to acquire, maintain, and staff expensive conventional MRI devices. The Swoop® system is the first FDA-cleared, portable, ULF, MR brain imaging system that is capable of providing imaging at multiple sites of care, such as intensive care units (“ICUs”), emergency departments, procedural rooms, clinics or physicians’ offices, and can inform the timely detection, diagnosis, monitoring, and treatment of acute and chronic neurological conditions inside and outside the hospital. We designed the Swoop® system to address the limitations of conventional MRI technologies and make brain MR imaging accessible nearly anywhere in a timely manner, closer to the patient, across professional healthcare settings. We believe the adoption of the Swoop® system by healthcare professionals has potential clinical and economic benefits throughout healthcare communities in both high and low resource settings.

The Swoop® system is AI-powered and integrates deep learning, Optive AITM, a form of AI in the reconstruction pipeline of the sequences. We offer T1, T2, diffusion-weighted imaging (“DWI”), and fluid-attenuated inversion recovery (“FLAIR”) sequences, in both fast and high resolution modes. Scanning time varies based on protocols but on average a full brain scan takes around 25 minutes. The integration of deep learning does not require any additional steps from the user. As a result, deep learning can enhance the image quality and, consequently, the diagnostic value of images generated at ULF. Our Optive AITM models are designed to improve ULF image quality, while reducing the impact of scan artifacts. The Optive AITM models are validated by expert radiologists. The Swoop® system is used clinically every day as the first mover in the field of AI-powered portable MRI, and the installed base continues to expand globally. The learnings from this market experience have served to improve our hardware, software, AI, and denoising algorithms resulting in the image quality and performance improvements of our product over the eleven generations of software since our initial clearance. As we move forward, we are continuously investing in improving our AI-powered image quality and leveraging each imaging-focused software release to further improve the Swoop® system performance. Furthermore, we have established a strong proprietary position in ULF MRI and as of February 15, 2026, we possess a portfolio of 197 issued patents worldwide and additional 160 U.S. and foreign patents applications pending.

Our Swoop® system received initial 510(k) clearance for brain imaging from the U.S. Food and Drug Administration (the “FDA”) in 2020. In July 2024, we received 510(k) clearance from FDA of the ninth-generation AI-powered Swoop® system software. The ninth-generation software significantly reduces scan times across multiple MR sequences without sacrificing image quality. In May 2025, we received 510(k) clearance from the FDA for our tenth-generation AI-powered software, Optive AI™ software. The tenth-generation software enhances each stage of image processing from noise cancellation and image acquisition to reconstruction and post processing and produces brain images with greater clarity, uniformity and sharper anatomical detail.

Obtaining 510(k) clearance from the FDA in late May 2025 for our new next-generation Swoop® scanner powered by Optive AITM software was a very important milestone for us. The next-generation Swoop® system incorporates learnings from five years of real-world experience, features new hardware and is powered by Optive AI™ software. The next-generation Swoop® system incorporates innovations specifically engineered to deliver the highest signal-to-noise ratio, which, when paired with the Optive AI™ software, achieve exceptional image quality at low-field MRI, including improved resolution and uniformity, as well as faster acquisition times.

In December 2025, we received FDA clearance for the eleventh-generation AI-powered software. The eleventh-generation software includes a new multi-direction DWI sequence in our Optive AITM software, and this software enhancement expands the Swoop® system’s clinical capabilities by improving image quality and diagnostic confidence for stroke detection, including clearer visualization of smaller lesions and more reliable differentiation of infarcts. The multi-direction DWI sequence uses multi-direction signal acquisition, similar to techniques used in high-field MRI, and is designed to reduce artifacts that may obscure stroke pathology, while the existing single-direction DWI sequence remains available for extremely time-sensitive imaging where rapid acquisition is critical to meeting stroke treatment protocols.

Outside of the United States, the first-generation Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (“CE Mark”), the United Kingdom (UK Conformity Assessment (“UKCA Mark”)), Canada, Australia, New Zealand and India. In October 2024 and February 2025, we received CE Mark and UKCA Mark approval for the ninth-generation of software, respectively. In August 2025, we received both CE Mark and UKCA Mark approvals for our Optive AITM software. In December 2025, we received regulatory approval in India from the Central Drugs Standard Control Organization (“CDSCO”), authorizing commercialization of the first-generation Swoop® system throughout India.

Recent Developments

In October 2025, we completed an underwritten public offering of 16,100,000 shares of our Class A common stock at a public offering price of $1.25 per share, including shares issued upon the underwriter’s exercise of its option to purchase additional shares. We received aggregate gross proceeds of $20.1 million and net proceeds of approximately $18.2 million after deducting underwriting discounts, commissions and other offering expenses.

On March 18, 2026 (the “Loan Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Management LLC (the “Lender”), providing for a senior secured term loan facility of up to $40.0 million, with $15.0 million funded on the Loan Closing Date. In connection with the Loan Agreement, we issued to the Lender (i) warrants to purchase up to an aggregate of 562,500 shares (the “Initial Warrant”) of our Class A common stock and (ii) warrants to purchase up to an aggregate of 520,835 shares (the “Additional Warrants”) of Class A common stock, in each case at an exercise price of $1.20 per share. The Initial Warrants are immediately exercisable and will expire seven years from the Loan Closing Date. The Additional Warrants are contingent on and only exercisable following additional funding of the term loans as set forth in the applicable form of warrant, and will expire seven years from the Loan Closing Date.

Key Performance Metrics

Management reviews and analyzes several key performance measures including total revenues, and total Swoop® system units sold. These measures are reviewed and analyzed to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions.

Total revenues were $13.6 million for the year ended December 31, 2025, an increase of $0.7 million, or 5.2%, from the year ended December 31, 2024, primarily driven by an increase in average selling price. See "Results of Operations - Sales" below for further information. Total Swoop® system net units sold were 38 units for the year ended December 31, 2025, a decrease of 10 units, or 20.8%, from the year ended December 31, 2024. We launched our next-generation Swoop® system powered by Optive AITM software in mid-2025.

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

Commercialization efforts of the Swoop® system

Our results have included revenue from the United States and outside the United States. Our Swoop® system received initial 510(k) clearance from the FDA in 2020. Initially, we have been focused on executing contracts with U.S. hospitals and hospital systems. We have built a direct sales and field support organization in the United States who are working in strong collaboration to increase adoption, support successful implementations and support routine use at customer sites. We are expanding our commercial focus beyond our initial call point of critical care in the hospital into hospital emergency departments, hospital-based neurology clinics and outside the hospital in neurology offices. This commercial expansion is supported by the product launch of our next-generation Swoop® system powered by our Optive AITM software.

Expand sales in international markets

The countries outside of the United States in which we have begun commercializing our first-generation Swoop® system include Canada, certain European and Middle Eastern markets, Australia, New Zealand and India. We obtained a Medical Device License issued by Health Canada, UKCA Mark in the United Kingdom, CE Mark in the EU, and regulatory authorization in Australia and New Zealand. The Swoop® system CE Mark and UKCA Mark approval of the ninth-generation AI-powered Swoop® system software in October 2024 and February 2025, and CE Mark and UKCA Mark approval for our Optive AITM software in August 2025, enables a broader international commercial expansion of the Swoop® system, bringing cutting-edge brain imaging technology to new global markets. Further we are executing on a global expansion strategy, broadening access to MR brain imaging in regions with large populations, low penetration of MRI, and significant unmet healthcare needs. In December 2025, we received regulatory approval in India from the CDSCO, authorizing commercialization of the first-generation Swoop® system throughout India.

Our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and timely management of health conditions worldwide is furthermore advanced by grant funding from the Bill and Melinda Gates Foundation (“BMGF”). Through our engagement with the BMGF, we have deployed the Swoop® system in low-middle income settings without readily-accessible MRI technology. During 2020 and 2021, we were awarded multiple grants totaling $4.9 million from the BMGF for the provision and equipping of sites with our portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants were designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. These grants were designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021 and was completed by February 2024. In May 2023, we were awarded an additional $3.4 million grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. In November 2025, we were awarded a further $3.7 million grant from the BMGF to support continued technical innovation using our AI-powered portable MRI platform, which a focus on neonatal brain imaging and objective assessment of neurodevelopment in resource constrained settings through March 2028. This funding supports ongoing collaboration with academic and clinical partners to advance AI-based image processing and analysis capabilities designed to improve image quality and diagnostic reliability in neonatal and early childhood imaging. During the year ended December 31, 2025, we completed and fulfilled grant deliverables and milestones amounting to $1.3 million and we received cash grant funding of $2.2 million.

Description of Certain Components of Financial Data

Sales

We derive our sales from the following sources: device sales and service sales, as described in more detail below. Our revenue recognition policies are discussed in more detail under “Summary of Significant Accounting Policies” in Note 2 to our consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024 included elsewhere in this Annual Report on Form 10-K.

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

Research and development

Research and development costs consist of production costs for prototype, test and pre-production units, lab supplies, clinical study cost, consulting and personnel costs, including salaries, stock-based compensation, bonuses and benefit costs. Most of our research and development expenses are related to developing new products and services as well as enhancing our current product and software capabilities. Consulting expenses are related to research and development activities as well as clinical and regulatory activities. Fabrication services include certain third-party engineering costs. Research and development expenses are expensed as incurred. We expect to continue to make investments in research and development.

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

Sales and marketing

Sales and marketing costs primarily consist of personnel costs and benefits including stock-based compensation, advertising and promotional costs, as well as costs for conferences, meetings, and other events. We expect to make investments in sales and marketing as we promote our brand through marketing and advertising initiatives and expand our market presence and awareness across our multiple commercial growth opportunities.

Interest income

Interest income primarily consists of interest earned on our cash equivalents invested in money market securities.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities is a non-cash benefit or charge resulting from the corresponding decrease or increase in the estimated fair value of the warrants issued in connection with the February 2025 Offering.

Other income (expense), net

Other expense, net primarily relates to foreign exchange gain or loss.

Provision for income taxes

We utilize the asset and liability method of accounting for income taxes, as set forth in Accounting Standards Codification (“ASC”) 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the net deferred tax assets will not be realized. We recorded a full valuation allowance as of December 31, 2025 and 2024. Based on available evidence, we believe that it is more-likely-than-not that we will be unable to utilize all of our deferred tax assets in the future.

Results of Operations

The following is a discussion of our results of operations for the periods shown below, and our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 in our consolidated financial statements for the years ended December 31, 2025 and 2024 included elsewhere in this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2025 and 2024 ($ Amounts in thousands)

	Year Ended December 31,		Change
($ Amounts in thousands)	2025	2024	%
Sales
Device	$11,398	$10,450	9.1%
Service	2,165	2,440	(11.3)%
Total sales	$13,563	$12,890	5.2%
Cost of Sales
Device	$5,755	$5,387	6.8%
Service	1,055	1,612	(34.6)%
Total cost of sales	$6,810	$6,999	(2.7)%
Gross profit	6,753	5,891	14.6%
Operating expenses:
Research and development	$17,451	$22,499	(22.4)%
General and administrative	16,253	17,494	(7.1)%
Sales and marketing	10,134	9,122	11.1%
Total operating expenses	$43,838	$49,115	(10.7)%
Loss from operations	$(37,085)	$(43,224)	(14.2)%
Interest income	$1,023	$2,492	(58.9)%
Change in fair value of warrant liabilities	825	—	NM
Other income (expense), net	(337)	12	NM
Loss before provision for income taxes	$(35,574)	$(40,720)	(12.6)%
Provision for income taxes	—	—
Net loss and comprehensive loss	$(35,574)	$(40,720)	(12.6)%

Sales

	Year Ended December 31,		Change
	2025	2024	Amount	%
Device	$11,398	$10,450	$948	9.1%
Service	2,165	2,440	(275)	(11.3)%
Total sales	$13,563	$12,890	$673	5.2%

Device sales increased by $0.9 million, or 9.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in device sales revenue was driven primarily by an increase in average selling price partially offset by a decrease in units sold.

Service sales decreased by $0.3 million, or 11.3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in service sales revenue was driven primarily by the expiration of the subscription service contracts from prior years and the transition to new service and support contracts at a lower annual price and other service contract adjustments.

Cost of sales

	Year Ended December 31,		Change
	2025	2024	Amount	%
Device	$5,755	$5,387	$368	6.8%
Service	1,055	1,612	(557)	(34.6)%
Total cost of sales	$6,810	$6,999	$(189)	(2.7)%
Percentage of revenue	50.2%	54.3%

Cost of device sales increased by $0.4 million, or 6.8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was driven primarily by higher cost per unit, increased depreciation due to new tooling and fixtures and higher tariffs on products sold partially offset by lower units sold.

Cost of service sales decreased by $0.6 million, or 34.6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was driven primarily by lower personnel-related costs due to lower headcount and lower infrastructure costs.

Research and development

	Year Ended December 31,		Change
	2025	2024	Amount	%
Research and development	$17,451	$22,499	$(5,048)	(22.4)%

Research and development expenses decreased by $5.0 million, or 22.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was driven primarily by a $4.5 million decrease in salary and benefits including stock-based compensation due to lower headcount and a $0.8 million decrease in consulting expenses, partially offset by a $0.3 million lower in grant fulfillment credits.

General and administrative

	Year Ended December 31,		Change
	2025	2024	Amount	%
General and administrative	$16,253	$17,494	$(1,241)	(7.1)%

General and administrative expenses decreased by $1.2 million, or 7.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was driven primarily by a $1.3 million decrease in stock-based compensation expenses.

Sales and marketing

	Year Ended December 31,		Change
	2025	2024	Amount	%
Sales and marketing	$10,134	$9,122	$1,012	11.1%

Sales and marketing expenses increased by $1.0 million, or 11.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was driven primarily by a $0.9 million increase in salary and benefits including stock-based compensation expenses due to higher headcount and a $0.2 million increase in marketing and digital marketing expenses driven by the launches of the next-generation Swoop® system and Optive AITM software.

Interest income

	Year Ended December 31,		Change
	2025	2024	Amount	%
Interest income	$1,023	$2,492	$(1,469)	(58.9)%

Interest income decreased by $1.5 million, or 58.9% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was driven primarily by lower interest rates and lower average cash balances in money market funds and demand deposit accounts throughout the year.

Change in fair value of warrant liabilities

	Year Ended December 31,		Change
	2025	2024	Amount	%
Change in fair value of warrant liabilities	$825	$—	$825	NM

Change in fair value of warrant liabilities increase by $0.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was driven by non-cash change in fair value of the warrant liabilities related to warrants issued in connection the February 2025 Offering, with no comparable activity in the comparative period.

Other income (expense), net

	Year Ended December 31,		Change
	2025	2024	Amount	%
Other income (expense), net	$(337)	$12	$(349)	NM

Other income (expense), net decreased by $0.3 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was driven mainly driven by financing costs allocated to warrant liabilities of $0.5 million, partially offset by favorable impact from foreign exchange of $0.1 million.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common stock, preferred stock and warrants. We have incurred significant cash burn and recurring net losses, which includes a net loss of $35.6 million for the year ended December 31, 2025, and an accumulated deficit of $330.0 million as of December 31, 2025. As of December 31, 2025, we had cash and cash equivalents of $35.1 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur negative cash flows from operations and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

In November 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC pursuant to which we registered for sale up to $150 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. The Shelf Registration Statement also included a prospectus covering up to an aggregate of $50.0 million in shares of Class A common stock that we could issue and sell from time to time, through B. Riley Securities, Inc. (“B. Riley”), acting as our sales agent, pursuant to the Sales Agreement for our “at-the-market” equity program (“ATM”). In December 2025, the Sales Agreement with B. Riley was amended and restated to add BTIG, LLC (“BTIG”) as an additional sales agent and we filed a new prospectus supplement covering up to an aggregate of $50.0 million in shares of Class A common stock that we may issue and sell from time to time, through B. Riley and BTIG acting as our sales agents. The offering of our Class A common stock pursuant to the prospectus supplement dated November 22, 2023 was also terminated such that no further offers or sales will be made pursuant to such prospectus supplement, effective as of December 29, 2025. We are not obligated to make any sales of Class A common stock under the ATM. As of December 31, 2025, an aggregate of 3,464,325 shares of Class A common stock had been issued and sold under the Sales Agreement, for gross proceeds of $4.3 million, before deducting commissions and other offering expenses, resulting in net proceeds of $4.2 million, after deducting commissions and other offering expenses. We issued and sold an aggregate of 2,692,604 shares of Class A common stock under the Sales Agreement during the year ended December 31, 2025 for gross proceeds of $3.5 million, before deducting commissions and other offering expenses, resulting in net proceeds of $3.4 million, after deducting commissions and other expenses.

On February 12, 2025, we closed the transactions pursuant to a securities purchase agreement with Certain institutional investors (the “Investors”), in which we issued and sold, in a registered direct offering directly to the Investors (the “"February 2025 Offering”): (i) 4,511,278 shares of our Class A common stock and (ii) warrants to purchase up to 4,511,278 shares of our Class A common stock (the “Warrants”). Each share and accompanying Warrant were sold together at a combined offering price of $1.33. The aggregate gross proceeds to from the February 2025 Offering were $6.0 million before deducting the placement agent’s fees and offering expenses, and net proceeds of $5.2 million, after deducting placement agent's fees and offering expenses.

On October 17, 2025, we closed an underwritten public offering (the “October 2025 Offering”), in which we issued and sold 14,000,000 shares of our Class A common stock at a public offering price of $1.25 per share, pursuant to an Underwriting Agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as the underwriter. On October 17, 2025, we received gross proceeds of $17.5 million from the October 2025 Offering, before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of approximately $15.8 million, after deducting underwriting discounts and commissions and other offering expenses.

Under the terms of the Underwriting Agreement, the underwriter was granted a 30-day option to purchase up to an additional 2,100,000 shares of Class A common stock at the public offering price, less underwriting discounts and commissions ( the “Underwriter Option”). The underwriter exercised the Underwriter Option on October 21, 2025, and October 23, 2025, we received additional gross proceeds of $2.6 million and additional net proceeds of approximately $2.4 million, after deducting underwriting discounts and commissions and other offering expenses.

In the aggregate, we issued and sold 16,100,000 shares of Class A common stock in the October 2025 Offering. As of December 31, 2025, our aggregate gross proceeds from the October 2025 Offering, including the gross proceeds from the exercise of the Underwriter Option, were $20.1 million, and aggregate net proceeds were approximately $18.2 million, after deducting underwriting discounts and commissions and other offering expenses.

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

Cash

As of December 31, 2025, we had cash and cash equivalents of $35.1 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, regulatory developments, supply constraints, manufacturing costs and international expansion. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2025	2024
Net cash used in operating activities	$(27,948)	$(38,767)
Net cash used in investing activities	(1,185)	(383)
Net cash provided by financing activities	27,502	1,019
Net decrease in cash and cash equivalents and restricted cash	$(1,631)	$(38,131)

Net cash used in operating activities

For the year ended December 31, 2025, net cash used in operating activities of $27.9 million was due primarily to a net loss of $35.6 million, non-cash items of $3.2 million and changes in operating assets and liabilities of $4.3 million. Non-cash items primarily consisted of stock-based compensation expense of $2.8 million, depreciation expense of $1.1 million, change in fair value of warrant liabilities of $0.8 million and loss on disposal of property and equipment of $0.1 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts payable of $2.4 million, a decrease in accounts receivable and unbilled receivables of $1.8 million, an increase in deferred grant funding of $0.9 million, a decrease in prepaid expenses and other current assets of $0.4 million, an increase in accrued expense and other current liabilities of $0.3 million and a decrease in other long term assets of $0.2 million, and partially offset by an increase in inventory of $1.5 million and a decrease in deferred revenue of $0.2 million.

For the year ended December 31, 2024, net cash used in operating activities of $38.8 million was due primarily to a net loss of $40.7 million, non-cash items of $5.6 million and changes in operating assets and liabilities of $3.6 million. Non-cash items primarily consist of stock-based compensation expense of $4.4 million, depreciation expense of $1.0 million, and loss on disposal of property and equipment of $0.2 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts receivable and unbilled receivables of $4.2 million, a decrease in accrued expense and other current liabilities of $0.6 million, and a decrease in deferred grant funding of $0.6 million, partially offset by a decrease in inventory and prepaid inventory of $1.3 million, an increase in accounts payable of $0.4 million, and a decrease in other long term assets of $0.3 million.

Net cash used for investing activities

For the year ended December 31, 2025, net cash used in investing activities of $1.2 million was from fixed assets purchased.

For the year ended December 31, 2024, net cash used in investing activities of $0.4 million was from fixed assets purchased.

Net cash provided by financing activities

For the year ended December 31, 2025, net cash provided by financing activities of $27.5 million consisted primarily of proceeds from the issuance of Class A common stock under the Sales Agreement of $3.4 million, proceeds from the issuance of Class A common stock and Warrants in the February 2025 Offering of $5.2 million, proceeds from the issuance of Class A common stock in the October 2025 Offering of $18.4 million, proceeds from issuance of Class A common stock in connection with Warrant exercises of $0.3 million and proceeds from stock options exercises of $0.2 million.

For the year ended December 31, 2024, net cash provided by financing activities of $1.0 million consisted primarily of proceeds from the issuance of Class A common stock under the Sales Agreement of $0.8 million and proceeds from stock options exercises of $0.2 million.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the years ended December 31, 2025 and 2024.

Through our engagement with the BMGF, we have deployed and continue to deploy the Swoop® system in low-middle income settings without readily-accessible MRI technology. The multiple grants provided by our research partnership with the BMGF, which commenced funding in the spring of 2020, support the deployment of 25 Swoop® system and accessories to investigators. The ongoing investigation is designed to provide data to validate the potential use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection, and birth-related injury. In May 2023, we were awarded an additional three-year grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via ULF brain imaging in neonates, infants, and young children in low-to-middle income countries. In November 2025, we were awarded an additional grant from the BMGF to support continued technical innovation using our AI-powered portable MRI Platform, which a focus on neonatal brain imaging and objective assessment of neurodevelopment in resource-constrained settings, with funding extending into March 2028.

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

We had no other significant contractual obligations as of December 31, 2025.

For information on contingencies, refer to Note 13 to our consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024 included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. While our significant accounting policies are described in more detail in Note 2 in our consolidated financial statements for the years ended December 31, 2025 and 2024 included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition

We make judgments including determination of the timing and pattern of satisfaction of performance obligations and determination of the standalone selling price (“SSP”) of performance obligations. We offer alternative payment structures and “as-a-service” offerings that are assessed to determine whether an embedded lease arrangement exists. Revenue from Device-as-a-Service (“DaaS”) contracts are within the scope of ASC 842 and ASC 606. Upon adoption of ASC 842, for contracts in which we act as a lessor and in which the lease component is an operating lease, we apply the practical expedient in ASC 842 to combine the lease component (the device itself in DaaS contracts) and non-lease (maintenance and SaaS) components, and to account for the combined components as a single lease component. Accordingly, we account for the monthly payments as lease revenue. For contracts in which the lease component is a sales-type lease, we derecognize the asset (the MRI device) and recognize a lease receivable in an amount that represents the present value of the lease payments. The bargain purchase option of the device at the end of the lease term is immaterial.

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

Stock-based compensation

Our stock-based compensation program includes restricted stock units and stock option grants to our employees, directors and consultants. Stock options are granted at exercise prices not less than the estimated fair market value of our common stock at the dates of grant. For purposes of restricted stock unit grants, the grant date fair value is calculated as the fair market value of the stock on the date of grant.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024 included elsewhere in this Annual Report on Form 10-K.

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

Interest rate risk

Our cash, cash equivalents and restricted cash as of December 31, 2025 consisted of $36.0 million in money market funds, demand deposit and savings accounts. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. Based on our balance sheet position at December 31, 2025, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $0.2 million.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements included in Item 15 “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 and, in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).

Based on our assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Conduct and Ethics” in our proxy statement for the 2026 annual meeting of stockholders (the “2026 Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the heading “Executive Officer and Director Compensation” in our 2026 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2026 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the headings “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our 2026 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2026 Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1)	Index to Audited Consolidated Financial Statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024

Item 15(a)(2)	Financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Certificate of Incorporation of Hyperfine, Inc., as amended		Form 10-Q (Exhibit 3.1)	8/9/2024	001-39949
3.2	Bylaws of Hyperfine, Inc.		Form 8-K (Exhibit 3.1)	6/12/2023	001-39949
4.1	Specimen Class A Common Stock Certificate		Form S-4/A (Exhibit 4.2)	9/29/2021	333-259148
4.2	Description of Securities		Form 10-K (Exhibit 4.2)	3/17/2025	001-39949
4.3	Form of Warrant		Form 8-K (Exhibit 4.1)	2/11/2025	001-39949
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

			Form 8-K (Exhibit 10.2)	7/8/2021	001-39949
10.3+	Offer Letter, dated as of October 4, 2022, by and between Hyperfine, Inc. and Maria Sainz		Form 8-K (Exhibit 10.1)	10/6/2022	001-39949
10.4+	Offer Letter, dated as of February 2, 2023, by and between Hyperfine, Inc. and Brett Hale		Form 8-K (Exhibit 10.1)	2/8/2023	001-39949
10.5+	Letter Agreement, dated as of July 17, 2023, by and between Hyperfine, Inc. and Thomas Teisseyre, Ph.D.		Form 8-K (Exhibit 10.1)	7/18/2023	001-39949
10.6+	Executive Severance Plan, as amended		Form 8-K (Exhibit 10.3)	7/18/2023	001-39949
10.7	Technology and Services Exchange Agreement, dated as of November 19, 2020, by and among Butterfly Network,		Form S-4 (Exhibit 10.17)	8/30/2021	333-259148

Inc., Hyperfine Operations, Inc. (formerly Hyperfine, Inc.), Liminal Sciences, Inc. and the other participants named therein
10.8

Technology and Services Exchange Agreement, dated as of February 17, 2021, by and among Quantum-Si Incorporated, Hyperfine Operations, Inc. (formerly Hyperfine, Inc.), Liminal Sciences, Inc. and the other participants named therein

		Form S-4 (Exhibit 10.18)	8/30/2021	333-259148
10.9	Technology and Services Exchange Agreement, dated as of July 7, 2021, by and among Hyperfine Operations, Inc. (formerly Hyperfine, Inc.), Liminal Sciences, Inc. and the participants named therein	Form 8-K (Exhibit 10.16)	12/28/2021	001-39949
10.10@	Manufacture and Supply Agreement, dated as of October 15, 2018, by and between Hyperfine, Inc. and Benchmark Electronics, Inc.	Form S-4 (Exhibit 10.10)	8/30/2021	333-259148
10.11	Master Services Agreement, by and between Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) and 4Catalyzer Corporation, dated July 7, 2021.	Form 10-Q (Exhibit 10.2)	5/14/2024	001-39949
10.12.1+	Hyperfine, Inc. 2021 Equity Incentive Plan	Form 8-K (Exhibit 10.20.1)	12/28/2021	001-39949
10.12.2+	Form of Stock Option Agreement under 2021 Equity Incentive Plan	Form 8-K (Exhibit 10.20.2)	12/28/2021	001-39949
10.12.3+	Form of Restricted Stock Unit Agreement under 2021 Equity Incentive Plan	Form 10-K (Exhibit 10.13.3)	3/17/2025	001-39949
10.13.1+	Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) 2014 Employee, Director and Consultant Equity Incentive Plan, as amended	Form 8-K (Exhibit 10.21.1)	12/28/2021	001-39949
10.13.2+	Form of Stock Option Agreement under Hyperfine Operations, Inc. (formerly Hyperfine, Inc.) 2014 Employee, Director and Consultant Equity Incentive Plan, as amended	Form 8-K (Exhibit 10.21.2)	12/28/2021	001-39949
10.14+	Nonemployee Director Compensation Policy	Form 10-Q (Exhibit 10.1)	5/14/2024	001-39949
10.15+	Form of Indemnification Agreement	Form 8-K (Exhibit 10.24)	12/28/2021	001-39949
10.16

Amended and Restated Registration Rights Agreement, dated as of December 22, 2021, by and among Hyperfine, Inc. (formerly HealthCor Catalio Acquisition Corp.), HC Sponsor LLC and certain other security holders

		Form 10-Q (Exhibit 10.1)	8/11/2022	001-39949
10.17+	Inducement Non-Qualified Stock Option Agreement, dated as of February 13, 2023, by and between the Registrant and Brett Hale.	Form 10-K (Exhibit 10.25)	3/22/2023	001-39949
10.18	Amended and Restated Sales Agreement, dated as of December 29, 2025, by and between Hyperfine, Inc. and B. Riley Securities, Inc. and BTIG, LLC	Form 8-K (Exhibit 10.1)	12/29/2025	001-39949

10.19	Form of Securities Purchase Agreement, dated as of February 11, 2025, by and among Hyperfine, Inc. and the purchasers party thereto.		Form 8-K (Exhibit 10.1)	2/11/2025	001-39949
19	Hyperfine, Inc. Insider Trading Policy.		Form 10-K (Exhibit 19)	3/17/2025	001-39949
21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	3/25/2022	001-39949
23.1	Consent of Grant Thornton LLP	X
31.1	Certification of the Chief Executive Officer	X
31.2	Certification of the Chief Financial Officer	X
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Hyperfine, Inc. Clawback Policy		Form 10-K (Exhibit 97)	3/22/2024	001-39949
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

HYPERFINE, INC.
Date: March 18, 2026	By:	/s/ Maria Sainz
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

Signatures		Title	Date
By:	/s/ Maria Sainz Maria Sainz	President, Chief Executive Officer and Director (principal executive officer)	March 18, 2026

By:	/s/ Brett Hale Brett Hale	Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary (principal financial officer and principal accounting officer)	March 18, 2026

By:	/s/ Daniel J. Wolterman Daniel J. Wolterman	Chairperson of the Board	March 18, 2026

By:	/s/ Jonathan M. Rothberg, Ph.D. Jonathan M. Rothberg, Ph.D.	Director	March 18, 2026
By:	/s/ John Dahldorf John Dahldorf	Director	March 18, 2026

By:	/s/ Ruth Fattori Ruth Fattori	Director	March 18, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Hyperfine, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Hyperfine, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Jose, California

March 18, 2026

HYPERFINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,085	$37,645
Restricted cash	957	28
Accounts receivable, less allowance of $1,372 and $651 in 2025 and 2024, respectively	5,254	5,956
Unbilled receivables	1,268	2,349
Inventory	7,090	5,832
Prepaid expenses and other current assets	1,255	1,900
Total current assets	$50,909	$53,710
Property and equipment, net	2,549	3,122
Other long term assets	1,804	2,069
Total assets	$55,262	$58,901
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,051	$1,607
Deferred grant funding	957	28
Deferred revenue	1,544	1,460
Due to related parties	50	61
Accrued expenses and other current liabilities	5,130	5,573
Total current liabilities	$11,732	$8,729
Warrant liabilities	1,730	—
Long term deferred revenue	729	1,054
Other noncurrent liabilities	66	78
Total liabilities	$14,257	$9,861
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Class A Common stock, $.0001 par value; 600,000,000 shares authorized; 82,166,458 and 58,076,261 shares issued and outstanding at December 31, 2025 and 2024, respectively	8	5
Class B Common stock, $.0001 par value; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at December 31, 2025 and 2024	2	2
Additional paid-in capital	371,011	343,475
Accumulated deficit	(330,016)	(294,442)
Total stockholders' equity	$41,005	$49,040
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,262	$58,901

The accompanying notes are an integral part of these consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands, except share and per share amounts)

	Twelve Months Ended December 31,
	2025	2024
Sales
Device	$11,398	$10,450
Service	2,165	2,440
Total sales	$13,563	$12,890
Cost of sales
Device	$5,755	$5,387
Service	1,055	1,612
Total cost of sales	$6,810	$6,999
Gross profit	6,753	5,891
Operating Expenses:
Research and development	$17,451	$22,499
General and administrative	16,253	17,494
Sales and marketing	10,134	9,122
Total operating expenses	$43,838	$49,115
Loss from operations	$(37,085)	$(43,224)
Interest income	$1,023	$2,492
Change in fair value of warrant liabilities	825	—
Other income (expense), net	(337)	12
Loss before provision for income taxes	$(35,574)	$(40,720)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(35,574)	$(40,720)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.43)	$(0.56)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	81,795,105	72,413,541

The accompanying notes are an integral part of these consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2023	56,840,989	$5	15,055,288	$2	$338,114	$(253,722)	$84,399
Net loss	—	—	—	—	—	(40,720)	(40,720)
Issuance of Class A common stock under “at-the-market” (ATM) Sales Agreement, net	771,721	—	—	—	828	—	828
Issuance of Class A common stock upon release of restricted stock units	180,728	—	—	—	(1)	—	(1)
Issuance of Class A common stock upon exercise of stock options	282,823	—	—	—	171	—	171
Stock-based compensation expense	—	—	—	—	4,363	—	4,363
Balance, December 31, 2024	58,076,261	$5	15,055,288	$2	$343,475	$(294,442)	$49,040
Net loss	—	—	—	—	—	(35,574)	(35,574)
Issuance of Class A common stock under “at-the-market” (ATM) Sales Agreement, net	2,692,604	—	—	—	3,347	—	3,347
Issuance of Class A common stock with warrants under February 2025 Offering, net	4,511,278	1	—	—	2,384	—	2,385
Issuance of Class A common stock under October 2025 Offering, net	16,100,000	2	—	—	18,208	—	18,210
Issuance of Class A common stock upon release of restricted stock units	92,848	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options, net of shares withheld	439,608	—	—	—	156	—	156
Issuance of Class A common stock in connection with warrant exercise	253,859	—	—	—	640	—	640
Stock-based compensation expense	—	—	—	—	2,801	—	2,801
Balance, December 31, 2025	82,166,458	$8	15,055,288	$2	$371,011	$(330,016)	$41,005

The accompanying notes are an integral part of these consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(35,574)	$(40,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,090	1,009
Stock-based compensation expense	2,801	4,362
Write-off of equipment	121	215
Change in fair value of warrant liabilities	(825)	—
Other	27	(11)
Changes in assets and liabilities
Accounts receivable	702	(2,767)
Unbilled receivables	1,081	(1,407)
Inventory	(1,475)	562
Prepaid expenses and other current assets	436	(222)
Prepaid inventory	—	693
Other long term assets	240	325
Accounts payable	2,427	382
Deferred grant funding	929	(593)
Deferred revenue	(241)	93
Due to related parties	(11)	—
Accrued expenses and other current liabilities	332	(683)
Operating lease liabilities, net	(8)	(5)
Net cash used in operating activities	$(27,948)	$(38,767)
Cash flows from investing activities:
Purchases of property and equipment	(1,185)	(383)
Net cash used in investing activities	$(1,185)	$(383)
Cash flows from financing activities:
Proceeds from exercise of stock options	$156	$171
Proceeds from issuance of Class A common stock under “at-the-market” offering program, net	3,383	848
Proceeds from issuance of Class A common stock with warrants under February 2025 Offering, net	5,183	—
Proceeds from issuance of Class A common stock under October 2025 Offering, net	18,443	—
Proceeds from issuance of Class A common stock in connection with warrant exercises	337	—
Net cash provided by financing activities	$27,502	$1,019
Net decrease in cash and cash equivalents and restricted cash	(1,631)	(38,131)
Cash, cash equivalents and restricted cash, beginning of year	37,673	75,804
Cash, cash equivalents and restricted cash, end of year	$36,042	$37,673
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$35,085	$37,645
Restricted cash	957	28
Total cash, cash equivalents and restricted cash	$36,042	$37,673
Supplemental disclosure of noncash information:
Noncash acquisition of property and equipment	$217	$765
Unpaid purchase of property and equipment	$31	$—
Initial measurement of warrant liabilities	$2,858	$—

The accompanying notes are an integral part of these consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The Company is an innovative health technology business with a mission to revolutionize patient care globally through accessible, affordable, clinically relevant artificial intelligence (“AI”)-powered portable ultra-low-field (“ULF”) magnetic resonance (“MR”) brain imaging. The Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a significantly lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. The Swoop® system is designed to transform brain MR for the patient, the clinician and the provider, enabling a highly differentiated patient-friendly experience, timely imaging for clinicians, and favorable economics for hospital administrators. The Swoop® system is a portable, ULF MRI device for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. Healthcare professionals can use the Swoop® system to make effective clinical diagnoses and decisions in various care settings where conventional MRI devices are inaccessible and/or when they are not readily available. The portable design of the Company's Swoop® system make it safely and readily accessible anywhere in a hospital, clinic, physician’s office, or patient care site and it does not require any special facilities accommodations. The easy to use, iPad-based interface makes its operation easy to learn and it does not require specialized personnel to operate safely. ULF MR does not expose patients to harmful ionizing radiation and compares favorably in this regard to X-ray computed tomography or positron emission tomography.

The Company’s Swoop® system received initial 510(k) clearance for brain imaging from the U.S. Food and Drug Administration (the “FDA”) in 2020. In July 2024, the Company received 510(k) clearance from the FDA of the ninth-generation AI-powered Swoop® system software. The ninth-generation software significantly reduces scan times across multiple MR sequences without sacrificing image quality. In May 2025, the Company received 510(k) clearance from the FDA of its tenth-generation AI-powered software, Optive AI™ software. The tenth-generation software enhances each stage of image processing from noise cancellation and image acquisition to reconstruction and post processing and produces brain images with greater clarity, uniformity and sharper anatomical detail.

Obtaining 510(k) clearance from the FDA in late May 2025 for its new next-generation Swoop® scanner powered by Optive AITM software was a very important milestone for the Company. The next-generation Swoop® system incorporates learnings from five years of real-world experience, features new hardware and is powered by Optive AITM software. The next-generation Swoop® system incorporates innovations specifically engineered to deliver the highest signal-to-noise ratio, which, when paired with the Optive AI™ software, achieve exceptional image quality at low-field MRI, including improved resolution and uniformity, as well as faster acquisition times.

In December 2025, the Company received FDA clearance for the eleventh-generation AI-powered software. The eleventh-generation software includes a new multi-direction DWI sequence to its Optive AITM software, and this software enhancement expands the Swoop® system’s clinical capabilities by improving image quality and diagnostic confidence for stroke detection, including clearer visualization of smaller lesions and more reliable differentiation of infarcts. The multi-direction DWI sequence uses multi-direction signal acquisition, similar to techniques used in high-field MRI, and is designed to reduce artifacts that may obscure stroke pathology, while the existing single-direction DWI sequence remains available for extremely time-sensitive imaging where rapid acquisition is critical to meeting stroke treatment protocols.

Outside of the United States, the first-generation Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (“CE Mark”), the United Kingdom (UK Conformity Assessment (“UKCA Mark”)), Canada, Australia, New Zealand and India. In October 2024 and February 2025, the Company received CE Mark and UKCA Mark approval for the ninth-generation of software, respectively. In August 2025, the Company received both CE Mark and UKCA Mark approvals for the Optive AITM software. In December 2025, the Company received regulatory approval in India from the Central Drugs Standard Control Organization, authorizing commercialization of the first-generation Swoop® system

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

throughout India. The Company's Optive AITM software is currently available in the United States, Canada, United Kingdom, Australia, New Zealand and India markets. All of the Company’s revenue to date has been generated from sales of the Swoop® system and related services. The Company has an indirect wholly-owned subsidiary in the United Kingdom that did not have any significant operations during 2025 nor 2024.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited revenues and a history of negative working capital. The Company’s existing capital resources, including the net proceeds from the recent offerings described below, are expected to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these condensed consolidated financial statements. Unless and until the Company is able to generate a sufficient amount of revenue and generate positive operating cash flows, the Company expects to finance future cash needs through public and/or private offerings of equity securities and/or debt financings. If the Company is not able to obtain additional financing and/or substantially increase revenue from sales, in the longer term, it could result in a substantial doubt about the Company's ability to continue as a going concern.

Management believes the net proceeds from the recent offering described under Note 9 – “Stockholders’ Equity” and the Company’s anticipated revenue, provides an opportunity to continue as a going concern. If additional funding is required, the Company plans to obtain working capital from either debt or equity financings from the sale of common stock, preferred stock, and/or convertible debentures. There can be no assurance that the Company will be able to obtain such working capital on acceptable terms or at all which could result in management concluding in the future that there is substantial doubt about the Company's ability to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. At December 31, 2025 and 2024, substantially all the Company’s cash and cash equivalents were invested in three financial institutions, respectively. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

For the year ended December 31, 2025, there were no customers that represented 10% or more of total net revenue. For the year ended December 31, 2024, there was one customer that represented 10% or more of total net revenue and contributed $1,547 of revenue. During the years ended December 31, 2025 and 2024, U.S. revenue accounted for 77% and 50% of total revenue, respectively, while outside of the U.S. revenue accounted for 23% and 50% of total revenue, respectively.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

As of December 31, 2025, there were three customers that each accounted for more than 10% of the Company's total gross accounts receivable in the amount of $1,346, $1,041, and $922, respectively. As of December 31, 2024, there were three customers that each accounted for more than 10% of the Company's total gross accounts receivable in the amount of $1,439, $815, and $720, respectively.

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
Allowance for credit loss;
•
Net realizable value (the selling price as well as estimated costs of disposal and transportation) of inventory, and demand and future use of inventory;
•
Assumptions underlying the fair value used in calculation of the stock-based compensation expense; and
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

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less are cash equivalents. As of December 31, 2025 and 2024, cash and cash equivalents consist principally of cash, money market funds, and demand deposits. The Company funded its operations primarily with proceeds from the issuance of common stock. The Company incurred cash burn and recurring net losses, which includes a net loss of $35,574 for the year ended December 31, 2025, and an accumulated deficit of $330,016 as of December 31, 2025. As of December 31, 2025, the Company had cash and cash equivalents of $35,085.

Restricted Cash

Restricted cash balance represents funds received as part of grant funding and restricted in use to the purpose of the funding. For details, see the Note 2. Summary of Significant Accounting Policies - Grant Funding and Note 13. Commitments and Contingencies.

Accounts Receivable

Accounts receivable are stated net of an allowance for credit losses. The Company estimates the allowance using an aging-based methodology, pooling receivables by delinquency level and applying historical loss rates to each aging category, consistent with ASC Topic 326. Historical loss rates are adjusted to reflect current conditions and reasonable, supportable forecasts of future losses. The allowance calculation also incorporates qualitative adjustments for risk factors that may cause expected credit losses to differ from historical experience, including assessments of general economic conditions, geographic concentration, and the size and credit quality of the customer base. The Company may also establish specific reserves for individual accounts upon becoming aware of customer-specific circumstances, such as a bankruptcy filing or significant deterioration in a customer's operating results or financial position. Receivables deemed uncollectible are written off against the

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

allowance. In 2025, the Company updated its loss rate assumptions to reflect recent collection experience and current credit conditions. During the year ended December 31, 2025, the allowance for credit losses increased by approximately $721, reflecting an update to the Company's loss rate assumption and the establishment of specific reserves for certain individual customer accounts. As of December 31, 2025 and 2024, the allowance for credit losses was $1,372 and $651, respectively.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. MRI devices purchased from a third-party manufacturer that were intended for use as research units, for customer demonstration purposes to support sales efforts and training and as leased devices are classified as Property and Equipment.

Useful lives of property and equipment are as follows (in years):

Property and equipment	Estimated useful life
Laboratory equipment	5
Research devices	5
Sales and marketing devices	5
Leased devices	5
Computer equipment	5
Tooling	3
Trade show assets	3
Other	3-7

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable using pretax undiscounted cash flows. If the recorded value of the asset is less than the undiscounted cash flow, the asset is written down to its estimated fair value. There was no impairment recorded for the years ended December 31, 2025 and 2024.

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

Capitalized Software Development Costs

For the costs incurred in developing the firmware embedded in the hardware devices that the Company sells and leases to its customers, the Company applies the principles of FASB Accounting Standards Codification (“ASC”) 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the “tested working model” approach to establishing technological feasibility for its software products. Under this approach, the Company does not consider a product in development to have passed the technological feasibility milestone until the Company has completed a model of the product that contains essentially all the functionality and features of the final product and has tested the model to ensure that it works as expected. The Company’s hardware device, with the embedded firmware, was released for sale during the fourth quarter of the year ended December 31, 2020, when the Company had completed all of the research and development activity to establish the technological feasibility of the product. As of December 31, 2025 and 2024, the Company had not incurred significant costs between the establishment of technological feasibility and the release of a product for sale; thus, the Company had expensed all software development costs as incurred.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

For software developed or acquired for internal use, including software used in the provision of service and support to the Company’s customers, the Company applies the principles of ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred during the preliminary project and post-implementation stages, including training and maintenance, are expensed as incurred. Capitalized costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the application, which is three years, beginning when the asset is substantially ready for use. As of December 31, 2025 and 2024, the Company did not have any amount of capitalized internal-use software development costs.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

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

Sales and Marketing

Sales and marketing costs primarily consist of personnel costs and benefits including stock-based compensation, advertising, promotional, as well as conferences, meetings, and other events. Advertising costs are expensed as incurred. For the years ended December 31, 2025 and 2024, advertising expenses were $763 and $470, respectively.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

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

Stock-Based Compensation

The Company measures the stock-based compensation expense for all stock-based payment awards, including restricted stock units and stock options granted to employees, directors, and consultants based on the grant date fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award.

The fair values of stock option grants are estimated using a Black-Scholes option-pricing model. Key inputs and assumptions include the expected term of the option, stock price volatility, risk free interest rate, dividend yield, stock price and exercise price. Many of the assumptions require significant judgment and any changes could have a material impact in the determination of stock-based compensation expense. Stock options are granted at exercise price not less than the estimated fair value of the Company's common stock at the dates of grant and generally have a term of 10 years. Stock options generally vest over four years from the date of the grant.

The fair value of restricted stock units is measured based on the closing price of the Company’s common stock on the date of grant. Restricted stock units generally vest over four years from the date of grant.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, as set forth in ASC Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized. The Company has recorded a full

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

valuation allowance as of December 31, 2025 and 2024. Based on the available evidence, the Company believes that it is more likely than not that it will be unable to utilize all of its deferred tax assets in the future.

In accordance with the provisions of ASC Topic 740, the Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. The Company’s policy is to recognize any interest and penalties related to income taxes in income tax expense in the consolidated statements of operations and comprehensive loss. The Company’s open tax years subject to examination by the relevant taxing authorities are 2017 through 2022. As of December 31, 2025 and 2024, the Company had no uncertain tax positions.

Recently Adopted Accounting Guidance

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 11, Income Taxes for the inclusion of new disclosures required.

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”), was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings, the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. The Company has recognized the effects of the OBBBA provisions on its financial results to the extent they are applicable to the year ended December 31, 2025. The Company will continue to evaluate the impact of these provisions on its 2026 and subsequent consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin capitalization when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, management is required to consider whether there is significant uncertainty associated with the development activities of the software. This guidance is effective for fiscal years beginning after December 15, 2027, and for interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-06 may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025. The Company does not expect this standard to have a material impact on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories aggregate the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

	Pattern of Recognition	2025	2024
Device	Point in time	$11,398	$10,450
Service	Over time	2,165	2,440
Total revenue		$13,563	$12,890

Contract Balances

Contract balances represent amounts presented in the consolidated balance sheets when either the Company has transferred goods or services to the customer, or the customer has paid consideration to the Company under the contract. These contract balances include trade accounts receivable, unbilled receivable and deferred revenue. Deferred revenue represents consideration received from customers at the beginning of the service and support period for services that are transferred to the customer over the respective service and support period. The accounts receivable balances represent amounts billed to customers for goods and services where the Company has an unconditional right to payment of the amount billed. Unbilled receivables arise when performance obligations are satisfied for which revenue has been recognized but the customers have not been billed.

The following table provides information about receivables and deferred revenue from contracts with customers:

	2025	2024
Accounts receivable	$5,254	$5,956
Unbilled receivables - current	1,268	2,349
Unbilled receivables - non-current (1)	734	825
Deferred revenue	1,544	1,460
Long term deferred revenue	729	1,054

_________________________

(1) Recorded in other long term assets in the Company’s consolidated balance sheets.

The Company recognizes a receivable when it has an unconditional right to payment, and payment terms range from 30 days to less than one year based on the terms agreed upon with the respective customer.

Accounts Receivable, Unbilled Receivable, and Deferred Revenue

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

The amount of revenue recognized during the years ended December 31, 2025 and 2024 that was included in the deferred revenue balance at the beginning of the period was $1,290 and $1,351, respectively.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Revenue from Leasing Arrangements

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under ASC 842, “Leases” including leases for the years ended December 31, 2025 and 2024. The Company recorded service revenue from lease arrangements of $46 and $224 for years ended December 31, 2025 and 2024, respectively. The Company records revenue from the sale of hardware devices under sales-type leases as device revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in device revenue in the consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $548 and $490 as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company recognized $1,111 and $1,043, respectively, in expense related to the amortization of the capitalized contract costs.

Transaction price allocated to remaining performance obligations

As of December 31, 2025 and 2024, the Company had remaining performance obligations amounting to $6,741 and $5,644, respectively. The Company expects to recognize approximately 35% of its remaining performance obligations as revenue in 2026, and an additional 27% in 2027 and 38% thereafter.

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

The SSP of performance obligations is determined based on a market assessment of the SSPs for which the Company expects to sell the respective goods and services on a standalone basis, including renewals of services.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Cash is measured at fair value on a recurring basis using Level 1 inputs. The Company had $36,042 and $37,451 of money market funds, demand deposit and savings accounts included in cash and cash equivalents and restricted cash as of December 31, 2025 and 2024, respectively. These assets were valued using quoted prices in active markets and accordingly were classified as Level 1. The Company had no assets or liabilities classified using Level 2 inputs and there were no transfers between fair value measurement levels during the years ended December 31, 2025 and 2024. Other liabilities include warrant liabilities that are measured at fair value on a recurring basis using the Black-Scholes option pricing, these inputs are considered level 3 inputs within the fair value hierarchy. As of December 31, 2025 and February 12, 2025, the closing date of the February 2025 Offering and the initial warrant liability valuation date, the fair value of the warrant liabilities were $1,730 and $2,858, respectively.

The key assumptions used in the Black-Scholes option pricing model to fair value the common stock warrants liability are as follows:

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

	December 31, 2025	February 12, 2025
Stock Price	$0.98	$1.20
Risk Free interest rate	3.65%	4.48%
Expected dividend yield	—	—
Term (years)	4.12	5.00
Expected volatility	60.00%	60.00%

5. INVENTORIES

A summary of inventories are as follows at December 31:

	2025	2024
Raw materials	$2,936	$3,070
Finished goods	4,154	2,762
Total inventories	$7,090	$5,832

Manufacturing overhead costs primarily include management’s best estimate and allocation of the labor costs incurred related to acquiring finished goods from the Company’s contract manufacturer. Labor costs include wages, taxes and benefits for employees involved in warehousing, logistics coordination, material sourcing, and production planning activities.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following at December 31:

	2025	2024
Laboratory equipment	$1,027	$986
Research devices	1,823	1,398
Sales and marketing devices	400	490
Computer equipment	689	689
Construction in progress	383	1,229
Tooling	1,527	857
Trade show assets	295	254
Leased devices	181	181
Other	668	595
Gross property and equipment	6,993	6,679
Less: Accumulated depreciation and amortization	(4,444)	(3,557)
Property and equipment, net	$2,549	$3,122

Depreciation expense amounted to $1,090 and $1,009 for the years ended December 31, 2025 and 2024, respectively.

7. ROU ASSETS AND LEASES LIABILITIES

The Company has operating leases for its corporate offices, including its Palo Alto, California lease agreement which was extended by a first amendment in December 2025 and now expires on April 30, 2027, and a warehouse lease agreement in Guilford, Connecticut which was extended by six months in June 2025 and expires on August 31, 2026. As of December 31, 2025 and 2024, the balance of operating lease ROU assets of $316 and $341, respectively, current lease liabilities of $248 and $269, respectively, and non-current lease liabilities of $66 and $78, respectively, are included in the Company's consolidated balance sheets in other long term assets, accrued expenses, other current liabilities and other noncurrent liabilities, respectively.

The weighted-average remaining lease term associated with the measurement of our operating lease obligations is 16 months and the weighted-average discount rate is 9.99%.

Future minimum commitments due under the lease agreements as of December 31, 2025, are $248 for 2026 and $66 thereafter.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31:

	2025	2024
Bonuses	$2,468	$2,144
Contracted services	818	1,755
Legal fees	376	176
Payroll and related benefits	760	756
Operating lease liabilities	248	269
Other	460	473
Total accrued expenses and other current liabilities	$5,130	$5,573

9. STOCKHOLDERS' EQUITY

Public Offering

On October 17, 2025, the Company closed an underwritten public offering (the “October 2025 Offering”), in which the Company issued and sold 14,000,000 shares of the Company's Class A common stock at a public offering price of $1.25 per share, pursuant to an Underwriting Agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as the underwriter. On October 17, 2025, the Company received gross proceeds of $17,500 from the October 2025 Offering, before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of $15,764 after deducting underwriting discounts and commissions and other offering expenses.

Under the terms of the Underwriting Agreement, the underwriter was granted a 30-day option to purchase up to an additional 2,100,000 shares of Class A common stock at the public offering price, less underwriting discounts and commissions ( the “Underwriter Option”). The underwriter exercised the Underwriter Option on October 21, 2025, and October 23, 2025, the Company received additional gross proceeds of $2,625, before deducting underwriting discounts and commissions and other offering expenses, and additional net proceeds of $2,444, after deducting underwriting discounts and commissions and other offering expenses.

In the aggregate, the Company issued and sold 16,100,000 shares of Class A common stock in the October 2025 Offering. As of December 31, 2025, the Company's aggregate gross proceeds from the October 2025 Offering, including the gross proceeds from the exercise of the Underwriter Option, were $20,125, before deducting underwriting discounts and commissions and other offering expenses, and aggregate net proceeds were $18,208, after deducting underwriting discounts and commissions and other offering expenses.

Common Stock At-the-Market Offering Program

On November 9, 2023, the Company filed a shelf registration statement on Form S-3 (File No. 333-275449), which became effective on November 22, 2023. The shelf registration statement permits the Company to sell, from time to time, up to $150,000 in aggregate value of its Class A common stock, preferred stock, debt securities, warrants, and/or units. The shelf registration statement is intended to provide the Company with flexibility to access additional capital when market conditions are appropriate.

The Shelf Registration Statement also included a prospectus supplement covering up to an aggregate of $50,000 in shares of Class A common stock that the Company could issue and sell from time to time through B. Riley Securities, Inc. (“B. Riley”), acting as its sales agent, pursuant to a sales agreement for its “at-the-market” equity program (“ATM”) that it entered into with B. Riley in November 2023 (the “Sales Agreement”). As of December 31, 2025, a total of 3,464,325 shares of the Company’s Class A common stock, for total gross proceeds of $4,350, before deducting commissions and other offering expenses, and net proceeds of $4,165, after deducting commissions and other offering expenses, were issued and sold under the Sales Agreement. On December 29, 2025, the Company filed a new prospectus supplement covering up to an aggregate of $50,000 in shares of Class A common stock that it may issue and sell from time to time, through B. Riley and BTIG, LLC (“BTIG”) acting as its sales agents, pursuant to the amended and restated sales agreement that the Company entered into with B. Riley and BTIG on December 29, 2025 (the “Amended Sales Agreement”), for its ATM. The Amended Sales Agreement amends and restates the

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

Sales Agreement to add BTIG as an additional sales agent. No other material terms of the at-the-market offering program or Sales Agreement were amended. The offering of the Class A common stock pursuant to the prospectus supplement dated November 22, 2023 was also terminated such that no further offers or sales will be made pursuant to such prospectus supplement, effective as of December 29, 2025.

The Company issued and sold an aggregate of 2,692,604 shares of Class A common stock under the Sales Agreement during the year ended December 31, 2025 for gross proceeds of $3,469, before deducting commissions and other offering expenses, resulting in net proceeds of $3,381, after deducting commissions and other expenses.

Common Stock and Common Stock Warrants

On February 12, 2025, the Company closed the transactions pursuant to a securities purchase agreement with certain institutional investors (the “Investors”), in which the Company issued and sold, in a registered direct offering by the Company directly to the Investors (the “February 2025 Offering”): (i) 4,511,278 shares of the Company’s Class A common stock and (ii) warrants to purchase up to 4,511,278 shares of the Company’s Class A common stock (the “Warrants”). Each share and accompanying Warrant were sold together at a combined offering price of $1.33. Each Warrant has an exercise price of $1.33 and expires on the five-year anniversary of the initial issuance date. The aggregate gross proceeds to the Company from the February 2025 Offering were $6,000 before deducting the placement agent’s fees and offering expenses. The incremental issuance costs allocated to warrant liabilities were recorded as expenses in the Company's consolidated statements of operations in line item “other income (expense), net”.

During the year ended December 31, 2025, holders of the Warrants exercised 253,859 of the Warrants issued in the February 2025 Offering. The Company received cash proceeds of $337 and issued 253,859 shares of Class A common stock in connection with the exercise of the Warrants.

Equity Incentive Plans

Hyperfine Inc. 2021 Equity Incentive Plan and Inducement Option Grant

The Company’s equity incentive plans include the Company’s 2021 Equity Incentive Plan (the “Hyperfine Plan”) and the Company has made an inducement option grant outside of the Hyperfine Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The Hyperfine Plan is administered by the Company's board of directors. The board of directors may grant restricted stock and options to purchase shares either as incentive stock options or non-qualified stock options. The option grants are subject to certain terms and conditions, option periods and conditions, exercise rights and privileges as set forth in the Hyperfine Plan. During the year ended December 31, 2025, the number of shares available for grant increased by 2,925,261 shares pursuant to the evergreen provision in the Hyperfine Plan that provides for an automatic annual increase in the number of shares available for grant under the Hyperfine Plan equal to the lesser of (i) 4% of the number of outstanding shares of common stock outstanding on the first day of the fiscal year, and (ii) an amount determined by the administrator of the Hyperfine Plan, beginning in fiscal year 2022 and ending on the second day of fiscal year 2031. At December 31, 2025, 6,830,346 shares of common stock remain available for issuance under the Hyperfine Plan.

Prior to the Business Combination, Legacy Hyperfine and Liminal were distinct entities with separate equity incentive plans for their employees and nonemployees. Both plans were subsequently adopted and assumed by the Company as a consequence of the Business Combination.

Stock option activity

Each stock option grant carries varying vesting schedules whereby the options become exercisable at the participant’s sole discretion provided they are an employee, director or consultant of the Company on the applicable vesting date. Each option shall terminate not more than ten years from the date of the grant. Employee stock option grants generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting in equal monthly installments over the remaining 36 months, subject to the employee’s continued service to the Company through the applicable vesting dates. Nonemployee director stock option grants generally vest after one year based on continued service and on the date of the Company’s next regular annual stockholders meeting.

All options granted by the Company during the years ended December 31, 2025 and 2024 were granted with exercise prices

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

equal to the estimated fair value of the Company's common stock at the date of grant, as determined by the Company's board of directors.

A summary of the stock option activity under the Hyperfine Plan is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	18,396,536	$1.34	7.99	$95
Granted	430,917	$0.75
Exercised	(986,319)	$0.89
Forfeited / Expired	(2,316,933)	$1.32
Outstanding as of December 31, 2025	15,524,201	$1.36	7.17	$570
Options exercisable as of December 31, 2025	10,792,960	$1.48	6.80	$380
Vested or expected to vest as of December 31, 2025	15,524,201	$1.36	7.17	$570

The Company received cash proceeds from the exercise of stock options of $156 and $171 during the years ended December 31, 2025 and 2024, respectively.

The total intrinsic value (the amount by which the stock price exceeds the exercise price of the option on the date of exercise) of the stock options exercised during the years ended December 31, 2025 and 2024, was $386 and $114, respectively. The weighted-average grant date fair value of options granted during the year ended December 31, 2025 and 2024 was $0.42 and $0.57, respectively.

During the years ended December 31, 2025 and 2024, the Company recognized $2,212 and $3,614, respectively, of share-based compensation expense for stock options granted to employees and nonemployee directors.

Tax benefits from tax deductions for exercised options and disqualifying dispositions in excess of the deferred tax asset attributable to stock compensation costs for such options are credited to additional paid‑in capital. The benefits are recognized against income taxes. Realized excess tax benefits related to stock options exercises was zero for each of the years ended December 31, 2025 and 2024.

As of December 31, 2025, there was approximately $2,806 of unrecognized compensation cost, related to unvested stock options, which is expected to be recognized over a weighted average period of 1.81 years.

Stock option valuation inputs

The Company utilized the Black-Scholes option pricing model for determining the estimated fair value for service awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards. The assumptions used to value option grants to employees and nonemployees for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Risk Free interest rate	3.92% ─ 4.60%	3.59% ─ 4.66%
Expected dividend yield	0%	0%
Expected term	4.83 ─ 6.08 years	5.50 ─ 6.76 years
Expected volatility	56% ─ 60%	55% ─ 66%

Risk free interest rate

The risk free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant.

Expected dividend yield

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Expected volatility

During the years ended December 31, 2025 and 2024, the expected volatility was determined using the historical volatilities of several publicly listed peer companies over a period equivalent to the expected term of the awards, as the Company does not have sufficient historical data to provide a reasonable basis for an estimate of the expected volatility.

Exercise price

The exercise price is taken directly from the grant notice issued to employees and nonemployees.

The stock options granted to the Company’s employees and nonemployees for the periods presented were as follows:

	2025	2024
Stock options granted to employees	111,500	5,408,783
Stock options granted to nonemployee directors	319,417	396,000
Total stock options granted	430,917	5,804,783

Restricted Stock Units

The following table summarizes the changes in the Company’s outstanding restricted stock units (“RSUs”) for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	138,902	$2.75
Granted	2,847,873	$0.75
Released	(93,306)	$2.95
Forfeited	(105,255)	$1.11
Outstanding as of December 31, 2025	2,788,214	$0.76

During the year ended December 31, 2025, the Company granted 2,847,873 RSUs to employees of the Company. During the year ended December 31, 2024, the Company did not grant any RSUs. The RSUs vest over a four year period, contingent on the ongoing service of the employees.

The Company recognized $589 and $747 of share-based compensation expense, related to RSUs during the years ended December 31, 2025 and 2024, respectively. The aggregate fair market value of RSUs that vested during the year ended December 31, 2025 and 2024 was $99 and $177, respectively.

As of December 31, 2025, the Company had $1,767 of unrecognized stock-based compensation expense related to RSUs. This cost is expected to be recognized over a weighted-average period of 3.26 years.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

Earn-Out Shares

In December 2024, the earn-out shares pursuant to the Business Combination Agreement, Section 2.9 (the “Earn-Out Shares”) expired as a result of the vesting conditions not being achieved. During the year ended December 31, 2024, no Earn-Out Shares were granted and the Company did not record expense related to Earn-Out Shares. The Earn-Out Shares were accounted for under ASC 718 as equity-classified awards, and their grant date fair value was recognized as compensation expense over the derived service period in prior periods.

Stock-Based Compensation Expense

The Company’s stock-based compensation expense for the periods presented was as follows:

	2025	2024
Cost of sales	$123	$83
Research and development	1,187	1,449
General and administrative	1,251	2,640
Sales and marketing	240	190
Total stock-based compensation expense	$2,801	$4,362

10. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all common equivalent shares of the Company, including outstanding stock options and RSUs, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common equivalent shares of the Company outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	2025	2024
Numerator:
Net Loss	$(35,574)	$(40,720)
Numerator for Basic and Dilutive net loss per share – loss available to common stockholders	$(35,574)	$(40,720)
Denominator:
Common Stock	81,795,105	72,413,541
Denominator for Basic and Dilutive net loss per share weighted – average common stock	81,795,105	72,413,541
Basic and dilutive net loss per share	$(0.43)	$(0.56)

Net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	2025	2024
Outstanding options to purchase common stock	15,524,201	18,396,536
Outstanding RSUs	2,788,214	138,902
Warrants	4,257,419	—
Total anti-dilutive common equivalent shares	22,569,834	18,535,438

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

11. INCOME TAXES

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of December 31,
	2025	2024
Gross deferred tax assets (liabilities):
Net operating loss carryforwards	$58,701	$52,441
Tax credit carryforwards	4,324	4,173
Fixed assets	(124)	(130)
Stock-based compensation	2,811	3,044
Capitalized R&D	12,036	11,780
Deferred revenue	733	612
Other	392	256
Total deferred tax assets	78,873	72,176
Valuation allowance	(78,873)	(72,176)
Net deferred tax assets (liabilities)	$—	$—

The Company had no income tax expense due to federal and state net operating losses incurred for the years ended December 31, 2025 and 2024. The Company has also not recorded any income tax benefits for its federal and state net operating losses incurred in each period due to uncertainty of realizing the benefit from those items. All of the Company’s losses before income taxes were generated in the United States.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to the provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows:

2025
	Amount	Percent
U.S. federal statutory tax rate	$(7,483)	21.00%
Adjustments resulting from tax effect of:
State and local income tax, net of federal (national) income tax effect	—	—
Foreign tax effects	—	—
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax law	—	—
Tax credits	—	—
Changes in valuation allowance	6,918	(19.41)%
Nontaxable or nondeductible tax benefits
Stock compensation	549	(1.54)%
Other	16	(0.05)%
Changes in unrecognized tax benefits	—	—
Other adjustments	—	—
Effective tax rate	$—	—

A reconciliation of the income tax expense at the federal statutory tax rate to the Company’s effective income tax rate follows:

As of December 31,
2024
U.S. federal statutory tax rate	21.0%
State taxes, net of federal benefit	5.7%
Stock-based compensation	(1.2)%
Deferred tax adjustment resulting from tax rate change	2.6%
Other	(0.2)%
Valuation allowance	(27.9)%
Effective tax rate	—%

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

The Company’s effective tax rate for December 31, 2025 and 2024 differs from the federal statutory tax rate of 21% primarily due to net operating loss carryforwards and the tax effects of nondeductible stock-based compensation. No benefit has been recognized for these deferred tax assets due to the Company’s valuation allowance, which increased from the prior year.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the Company had no cash paid for income taxes, net of refunds, during the year ended December 31, 2025 across all jurisdictions, including federal, state, and foreign.

The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty of the Company’s ability to generate sufficient taxable income to realize the deferred tax assets, and therefore has not recognized any benefits from the net operating losses, tax credits and other deferred tax assets. The Company’s valuation allowance increased $6,696 and $11,360 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had the following tax net operating loss carryforwards available to reduce future federal and state taxable income, and tax credit carryforwards available to offset future federal and state income taxes:

	Hyperfine
	Amount	Begin to Expire in
Hyperfine tax net operating loss carryforwards:
Federal (pre-2018 NOLs)	$12,084	2034
Federal (post-2017 NOLs)	209,928	No Expiration
States	131,966	2031
Tax credit carryforwards:
Federal research and development	2,440	2034
Connecticut research and development	1,734	No Expiration
Connecticut others	2	2025
Federal others	3	2025

	Liminal
	Amount	Begin to Expire in
Liminal tax net operating loss carryforwards:
Federal (pre-2018 NOLs)	$—
Federal (post-2017 NOLs)	16,445	No Expiration
States	16,440	2038
Tax credit carryforwards:
Federal research and development	448	2038
Connecticut research and development	81	No Expiration
Federal and state other	1	2025

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss and tax credit carryforwards to offset its post-change income and tax liabilities may be limited. Generally, an ownership change occurs when certain shareholders increase their aggregated ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). The Company performed a Section 382 analysis in 2021 for Hyperfine to determine whether an ownership change had occurred. Based on this analysis, Hyperfine experienced two consecutive ownership changes, one on January 17, 2017, and one on May 16, 2017. As a result, Hyperfine’s net operating loss and tax credit carryforwards as of December 31, 2020 are subject to a Section 382 limitation. The January 17, 2017 ownership change resulted in an annual limitation of $865 and the May 16, 2017 ownership change resulted in an annual limitation of $3,008. The first (earlier) limitation will limit the deduction of pre-change losses and credits arising before the first ownership change. The second (later) ownership change creates another limit to deduction of those pre-change losses and credits. However, the second ownership change does not allow for a “step-up” of the first limitation and therefore the pre-January 17, 2017 losses and credits are still subject to the first limitation amount. Due to these limitations, the Company estimates that $3,125 and $249 of the federal net operating loss and research and development credit carryforwards, respectively, will expire before utilization. Accordingly, Hyperfine’s gross deferred tax assets and corresponding valuation allowance have been adjusted to reflect the estimated expirations. In addition, as a result of the Business Combination and any other equity issuances since the last ownership change, the Company may have experienced additional ownership changes as of December 31, 2025. As of December 31, 2025, the Company has not completed an additional Section 382 analysis to determine whether any successive ownership changes have occurred.

The Company has adopted the accounting guidance within ASC Topic 740 on uncertainties in income taxes. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

As of December 31, 2025 and 2024, the Company did not have any unrecognized tax benefits. To the extent penalties and interest would be assessed on any underpayment of income tax, the Company’s policy is that such amounts would be accrued and classified as a component of income tax expense in the consolidated financial statements. To date, the Company has not recorded any such interest or penalties.

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

Additionally, as a result of legislation in the state of Connecticut, companies have the opportunity to exchange certain research and development tax credit carryforwards for a cash payment of 65% of the research and development tax credit. The research and development expenses that qualify for Connecticut credits are limited to those costs incurred within Connecticut. The Company has elected to participate in the exchange program and, as a result, has recognized net benefits of $67 and $173 for the years ended December 31, 2025 and 2024, respectively, which is included in research and development expenses in the accompanying statements of operations and comprehensive loss. As of December 31, 2025 and 2024, the Company has recorded $147 and $254 of the research and development tax credit receivables in Prepaid expenses and other current assets on the Company’s consolidated balance sheets, respectively.

12. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut, which is being leased from an unrelated landlord by 4Catalyzer Corporation (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis. A total of approximately $498 and $509 was paid during years ended December 31, 2025 and 2024, respectively.

Legacy Hyperfine entered into a Master Services Agreement (the “Master Services Agreement”) with 4C effective as of July 7, 2021 pursuant to which Hyperfine may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided. The Company paid an aggregate of $113 and $132 during the years ended December 31, 2025 and 2024, respectively, under the Master Services Agreement. As of December 31, 2025 and 2024, there was $50 and $61 due to 4C, respectively, for expenses paid on the Company's behalf. These payables are included in due to related parties on the consolidated balance sheet.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(all amounts are in thousands, except share and per share data)

13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the years ended December 31, 2025 and 2024.

During 2020 and 2021, the Company was awarded multiple grants totaling $4,910 from the BMGF for the provision and equipping of sites with the Company’s portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants were designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. All of these grants were designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021 and was completed by February 2024. In May 2023, the Company was awarded an additional $3,354 grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. In November 2025, the Company was awarded an additional $3,662 grant from the BMGF to support continued technical innovation using its AI-powered portable MRI platform, with a focus on neonatal brain imaging and objective assessment of neurodevelopment in resource-constrained settings, with funding extending to March 2028. The funds were accounted for as restricted cash with a corresponding credit to deferred grant funding. Any grant funds, plus any interest income, that have not been used for, or committed to, the project must be returned promptly to the BMGF upon expiration of or termination of the agreement. During the year ended December 31, 2025, the Company completed and fulfilled grant deliverables and milestones amounting to $1,280 and received cash grant funding of $2,197. As of December 31, 2025, the Company recorded restricted cash of $957 with an offset to deferred grant funding in the Company's consolidated balance sheet. As of December 31, 2025 and 2024, there were no grant fund amounts that were required to be returned under the terms of the project.

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

The Company has indemnification obligations under some agreements that the Company enters into with other parties in the ordinary course of business, including business partners, investors, contractors, and the Company’s officers, directors and certain employees. The Company has agreed to indemnify and defend the indemnified party against claims and related losses suffered or incurred by the indemnified party from actual or threatened third-party claims because of the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in any particular case. The Company has not recorded any liability under such indemnification provisions within its consolidated balance sheets. The Company is not aware of any claims or other circumstances that would give rise to material payments from the Company under such indemnification provisions.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

All of the Company’s long-lived assets are located in the United States. Non-U.S. revenue is attributed to revenue from customer located in foreign countries. Other than $3,152 and $6,394 of revenue recognized in non-U.S. countries for the years ended December 31, 2025 and 2024, respectively, all of the revenues during these periods were earned in the United States. Since the Company has a single reportable segment, all required financial segment information is provided in the consolidated financial statements.

15. RESTRUCTURING

On January 28, 2025, the Company implemented an organizational restructuring designed to decrease its costs and create a more streamlined organization to support its business priorities. As a result, the Company terminated approximately 14% of its global workforce. The restructuring affected employees predominantly in technical positions. In connection with the restructuring, the Company incurred $400 of costs, consisting primarily of cash severance costs, other severance benefits and other related restructuring costs. During the year ended December 31, 2025, the Company recorded $400 in operating expense in the Company's consolidated statements of operations and comprehensive loss related to the restructuring. This restructuring plan was completed as of December 31, 2025.

16. SUBSEQUENT EVENTS

On March 18, 2026 (the “Loan Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Management LLC (the “Lender”), providing for a senior secured term loan facility in an aggregate principal amount of up to $40.0 million (collectively, the “Term Loans”), with $15.0 million funded on the Loan Closing Date. The remaining $25.0 million of the Term Loans may be borrowed under the Loan Agreement prior to December 31, 2027, subject to the satisfaction of certain conditions set forth in the Loan Agreement.

Borrowings under the Loan Agreement accrue interest at a rate equal to the prime rate plus 4.25%, subject to a prime rate floor of 6.50%. The Term Loans are payable in monthly interest-only payments for a period of 48 months from the Loan Closing Date, followed by twelve equal monthly installments of principal plus accrued interest until maturity. If the Company satisfies the Interest Only Extension Milestone (as defined in the Loan Agreement), the Term Loans will be repayable in monthly interest only payments through the maturity date, which is March 18, 2031.

In connection with the Loan Agreement, the Company issued to the Lender (i) warrants to purchase up to an aggregate of 562,500 shares (the “Initial Warrants”) of Class A common stock and (ii) warrants to purchase up to an aggregate of 520,835 shares (the “Additional Warrants”) of Class A common stock, in each case at an exercise price of $1.20 per share. The Initial Warrants are immediately exercisable and will expire seven years from the Loan Closing Date. The Additional Warrants are contingent on and only exercisable following additional funding of the Term Loans as set forth in the applicable form of warrant, and will expire seven years from the Loan Closing Date.