Form 10-Q
period 2026-03-31
Hyperfine, Inc.
filed 2026-05-12
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 8, 2026, the registrant had 84,215,048 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

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

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026, as updated and/or supplemented in subsequent filings with the SEC. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,778	$35,085
Restricted cash	500	957
Accounts receivable, less allowance of $534 and $1,372 as of March 31, 2026 and December 31, 2025, respectively	3,791	5,254
Unbilled receivables	2,006	1,268
Inventories	6,327	7,090
Prepaid expenses and other current assets	2,631	1,255
Total current assets	56,033	50,909
Property and equipment, net	2,503	2,549
Other long term assets	1,803	1,804
Total assets	$60,339	$55,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,552	$4,051
Deferred grant funding	500	957
Deferred revenue	1,578	1,544
Due to related parties	56	50
Accrued expenses and other current liabilities	3,468	5,130
Total current liabilities	10,154	11,732
Long-term debt, net	13,123	—
Warrant liabilities	1,971	1,730
Long term deferred revenue	713	729
Other noncurrent liabilities	17	66
Total liabilities	25,978	14,257
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY
Class A Common stock, $0.0001 par value per share; 600,000,000 shares authorized; 83,464,909 and 82,166,458 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	8	8
Class B Common stock, $0.0001 par value per share; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	372,990	371,011
Accumulated deficit	(338,639)	(330,016)
Total stockholders' equity	34,361	41,005
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,339	$55,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Sales
Device	$3,257	$1,522
Service	646	615
Total sales	$3,903	$2,137
Cost of sales
Device	$1,646	$985
Service	278	269
Total cost of sales	$1,924	$1,254
Gross profit	1,979	883
Operating Expenses:
Research and development	$3,845	$5,037
General and administrative	4,130	4,208
Sales and marketing	2,562	2,540
Total operating expenses	$10,537	$11,785
Loss from operations	$(8,558)	$(10,902)
Interest income	$254	$317
Interest expense	(83)	—
Change in Fair Value of Warrant Liabilities	(241)	1,618
Other income (expense), net	5	(451)
Loss before provision for income taxes	$(8,623)	$(9,418)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(8,623)	$(9,418)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.09)	$(0.12)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	97,695,133	75,697,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2025	82,166,458	$8	15,055,288	$2	$371,011	$(330,016)	$41,005
Net loss	—	—	—	—	—	(8,623)	(8,623)
Issuance of Class A common stock upon release of restricted stock units	575,651	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options	44,788	—	—	—	34	—	34
Issuance of Class A common stock under “at-the-market” (ATM) Sales Agreement, net	678,012	—	—	—	803	—	803
Issuance of warrants in connection with Loan Agreement, net	—	—	—	—	495	—	495
Stock-based compensation expense	—	—	—	—	647	—	647
Balance, March 31, 2026	83,464,909	$8	15,055,288	$2	$372,990	$(338,639)	$34,361

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2024	58,076,261	$5	15,055,288	$2	$343,475	$(294,442)	$49,040
Net loss	—	—	—	—	—	(9,418)	(9,418)
Issuance of Class A common stock upon release of restricted stock units	29,135	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options	41,390	—	—	—	33	—	33
Issuance of Class A common stock under “at-the-market” (ATM) Sales Agreement, net	126,398	—	—	—	129	—	129
Issuance of Class A common stock with warrants under February 2025 Offering, net	4,511,278	1	—	—	2,384	—	2,385
Issuance of Class A common stock in connection with warrant exercise	100	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	945	—	945
Balance, March 31, 2025	62,784,562	$6	15,055,288	$2	$346,966	$(303,860)	$43,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,623)	$(9,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	274	229
Stock-based compensation expense	647	945
Loss on disposal of property and equipment, net	5	—
Change in fair value of warrant liabilities	241	(1,618)
Amortization of debt discount and issuance costs	17	—
Other	6	11
Changes in assets and liabilities:
Accounts receivable, net	1,463	626
Unbilled receivables	(738)	412
Inventory	763	1,193
Prepaid expenses and other current assets	(1,401)	(1,241)
Other long term assets	(69)	128
Accounts payable	504	600
Deferred grant funding	(457)	413
Deferred revenue	18	(80)
Due to related parties	6	(7)
Accrued expenses and other current liabilities	(1,667)	(1,435)
Operating lease liabilities, net	3	(7)
Net cash used in operating activities	$(9,008)	$(9,249)
Cash flows from investing activities:
Purchases of property and equipment	(242)	(472)
Net cash used in investing activities	$(242)	$(472)
Cash flows from financing activities:
Proceeds from issuance of debt, net	$13,641	$—
Proceeds from exercise of stock options	42	33
Proceeds from issuance of Class A common stock under “at-the-market” offering program, net	803	129
Proceeds from issuance of Class A common stock with warrants under February 2025 Offering, net	—	5,420
Net cash provided by financing activities	$14,486	$5,582
Net increase (decrease) in cash and cash equivalents and restricted cash	5,236	(4,139)
Cash, cash equivalents and restricted cash, beginning of period	36,042	37,673
Cash, cash equivalents and restricted cash, end of period	$41,278	$33,534
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$40,778	$33,093
Restricted cash	500	441
Total cash, cash equivalents and restricted cash	$41,278	$33,534
Supplemental disclosure of noncash information:
Issuance of warrants in connection with Loan Agreement, net	$495	$—
Initial measurement of warrant liabilities	$—	$2,858
Unpaid purchase of property and equipment	$28	$509
Unpaid debt issuance and financing costs	$15	$238

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

The Company is an innovative health technology business with a mission to revolutionize patient care globally through accessible, affordable, clinically relevant artificial intelligence (“AI”)-powered portable ultra-low-field (“ULF”) magnetic resonance (“MR”) brain imaging. The Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a significantly lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. The Swoop® system is designed to transform brain MR for the patient, the clinician and the provider, enabling a highly differentiated patient-friendly experience, timely imaging for clinicians, and favorable economics for healthcare administrators. The Swoop® system is a portable, ULF MRI device for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. Healthcare professionals can use the Swoop® system efficiently to make effective clinical diagnoses and decisions in various care settings where conventional MRI devices are inaccessible and/or when they are not readily available. The portable design of the Company's Swoop® system makes it safely and readily accessible anywhere in a hospital, clinic, physician’s office, or patient care site and it does not require any special facilities accommodations. The easy to use, iPad-based interface makes its operation easy to learn and it does not require specialized MRI technicians to operate safely. ULF MR does not expose patients to harmful ionizing radiation and compares favorably in this regard to X-ray computed tomography or positron emission tomography.

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

Obtaining 510(k) clearance from the FDA in late May 2025 for its new next-generation Swoop® scanner powered by Optive AITM software was a very important milestone for the Company. The next-generation Swoop® system incorporates learnings from five years of real-world experience, features new hardware and is powered by Optive AITM software. The next-generation Swoop® system incorporates innovations specifically engineered to deliver the highest signal-to-noise ratio, which, when paired with the Optive AI™ software, achieves exceptional image quality at low-field MRI, including improved resolution and uniformity, as well as faster acquisition times.

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

Outside of the United States, the first-generation Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (“CE Mark”), the United Kingdom (UK Conformity Assessment (“UKCA Mark”)), Canada, Australia, New Zealand and India. In October 2024 and February 2025, the Company received CE Mark and UKCA Mark approval for the ninth-generation of software, respectively. In August 2025, the Company received both CE Mark and UKCA Mark approvals for the Optive AITM software. In March

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

2026, the Company achieved an important milestone and received both CE Mark and UKCA Mark approval for both the next-generation Swoop® scanner and the latest advancement in its Optive AI™ software. In December 2025, the Company received regulatory approval in India from the Central Drugs Standard Control Organization, authorizing commercialization of the first-generation Swoop® system throughout India. The Company's Optive AITM software is currently available in the United States, Canada, United Kingdom, Australia, New Zealand and India markets.

All of the Company’s revenue to date has been generated from sales of the Swoop® system and related services. The Company has an indirect wholly-owned subsidiary in the United Kingdom that did not have any significant operations during the three months ended March 31, 2026.

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

Management believes the net proceeds from the recent offering, described under Note 9 – “Debt” and Note 10 – “Stockholders’ Equity”, and the Company’s anticipated revenue, provide an opportunity to continue as a going concern. If additional funding is required, the Company plans to obtain working capital from either debt or equity financings from the sale of common stock, preferred stock, and/or convertible debentures. There can be no assurance that the Company will be able to obtain such working capital on acceptable terms or at all which could result in management concluding in the future that there is substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period.

Except for the adoption of Accounting Standard Update (“ASU”) 2025-05 as described under the “Recently issued accounting pronouncements adopted” as described in this Note 2, there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2025 and 2024.

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

The Company relies on single source manufacturers and suppliers for the supply of its products, including a single exclusive manufacturer for its Swoop® system. Additionally, the Company purchases raw materials from this manufacturer. Disruption from these manufacturers or suppliers has and could have a negative impact on the Company’s business, financial position and results of operations in its condensed consolidated financial statements. The Company continues to critically review its liquidity and anticipated capital requirements in light of the significant uncertainty created by geopolitical and macroeconomic conditions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. At March 31, 2026 and December 31, 2025, substantially all the Company’s cash and cash equivalents were invested in three financial institutions, respectively. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

For the three months ended March 31, 2026, there were three customers that each represented 10% or more of total net revenue and contributed $521, $508 and $461 of revenue, respectively. For the three months ended March 31, 2025, there were five customers that each represented 10% or more of total net revenue and contributed $407, $261, $259, $228 and $217 of revenue, respectively. During the three months ended March 31, 2026 and 2025, U.S. revenue accounted for 81.4% and 49.7% of total revenue, respectively, while outside of the U.S. revenue accounted for 18.6% and 50.3% of total revenue, respectively.

As of March 31, 2026, there were four customers that each accounted for more than 10% of the Company's total gross accounts receivable in the amount of $1,052, $579, $559 and $483, respectively. As of December 31, 2025, there were three customers that each accounted for more than 10% of the Company's total gross accounts receivable in the amount of $1,346, $1,041, and $922, respectively.

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
•
Allowance for credit losses;
•
Net realizable value (the estimated selling price less estimated costs of disposal and transportation) of inventory, and demand and future use of inventory;
•
Assumptions underlying the fair value used in the calculation of stock-based compensation expense; and
•
Valuation of warrants and other equity instruments, including assumptions used to estimate fair value at issuance.

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

Recently Issued Accounting Pronouncements Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets. The Company adopted this ASU on a prospective basis effective January 1, 2026 and elected the practical expedient, which permits the Company to assume that current economic conditions as of the balance sheet date will remain unchanged for the remaining life of current accounts receivable and current contract assets when estimating expected credit losses. The adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow—Scope Improvements, which is intended to improve the navigability of the guidance in Accounting Standards Codification (“ASC”) 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin capitalization when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, management is required to consider whether there is significant uncertainty associated with the development activities of the software. This guidance is effective for fiscal years beginning after December 15, 2027, and for interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-06 may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently in the process of evaluating the impact of this pronouncement on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its condensed consolidated financial statements and related disclosures.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories best represent the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

		Three Months Ended March 31,
	Pattern of Recognition	2026	2025
Device	Point in time	$3,257	$1,522
Service	Over time	646	615
Total revenue		$3,903	$2,137

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

The following table provides information about receivables and deferred revenue from contracts with customers:

	March 31, 2026	December 31, 2025
Accounts receivable, net	$3,791	$5,254
Unbilled receivables - current	2,006	1,268
Unbilled receivables - non-current(1)	856	734
Deferred revenue	1,578	1,544
Long term deferred revenue	713	729

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

Accounts Receivable, Unbilled Services, and Deferred Revenue

Accounts receivable are recorded at net realizable value. The Company maintains an allowance for credit losses to reflect expected credit losses on current accounts receivable and current contract assets. In connection with the adoption of ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, effective January 1, 2026, the Company elected the practical expedient that permits it to assume that current economic conditions as of the balance sheet date will remain unchanged for the remaining life of current accounts receivable and current contract assets when estimating expected credit losses. Unbilled receivables arise when performance obligations are satisfied for which revenue has been recognized but the customers have not been billed. Contractual provisions and payment schedules may or may not correspond to the timing of the performance of services under the contract.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

The amount of revenue recognized during the three months ended March 31, 2026 and 2025 that was included in the deferred revenue balance at the beginning of the period was $444 and $491, respectively.

Timing of Billing and Performance

Differences in the timing of revenue recognition and associated billings and cash collections result in recording of billed accounts receivable, unbilled accounts receivable (including contract assets), and deferred revenue on the consolidated balance sheet. Amounts are billed in accordance with the agreed-upon contractual terms, resulting in recording unbilled accounts receivable in instances where the right to bill is contingent solely on the passage of time, and contract assets in instances where the right to consideration is conditional on something other than the passage of time.

Revenue from Leasing Arrangements

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under ASC 842, “Leases” including leases for the three months ended March 31, 2026 and 2025. The Company recorded service revenue from lease arrangements of $1 and $21 for the three months ended March 31, 2026 and 2025, respectively. The Company records revenue from the sale of hardware devices under sales-type leases as device revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in device revenue in the consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $545 and $548 as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized $241 and $124, respectively, in expense related to the amortization of the capitalized contract costs.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2026 and December 31, 2025, the Company had remaining performance obligations amounting to $6,901 and $6,741, respectively. The Company expects to recognize approximately 28% of its remaining performance obligations as revenue in fiscal year 2026, and an additional 29% in fiscal year 2027 and 43% thereafter.

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

Cash is measured at fair value on a recurring basis using Level 1 inputs. The Company had $41,278 and $36,042 of money market funds, demand deposit and savings accounts included in cash and cash equivalents and restricted cash as of March 31, 2026 and December 31, 2025, respectively. These assets were valued using quoted prices in active markets and accordingly were classified as Level 1. The Company had no assets or liabilities classified using Level 2 inputs and there were no transfers between fair value measurement levels during the three months ended March 31, 2026 and 2025. Other liabilities include warrant liabilities that are measured at fair value on a recurring basis using the Black-Scholes option pricing model; these inputs are considered level 3 inputs within the fair value hierarchy. As of March 31, 2026 and December 31, 2025, the fair value of the warrant liabilities was $1,971 and $1,730, respectively.

The key assumptions used in the Black-Scholes option pricing model to fair value the common stock warrants liability are as follows:

	March 31, 2026	December 31, 2025
Stock Price	$1.08	$0.98
Risk Free interest rate	3.86%	3.65%
Expected dividend yield	—	—
Term (years)	3.87	4.12
Expected volatility	60.00%	60.00%

5. INVENTORIES

A summary of inventories is as follows:

	March 31, 2026	December 31, 2025
Raw materials	$2,126	$2,936
Finished goods	4,201	4,154
Total inventories	$6,327	$7,090

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, are recorded at historical cost and consist of the following:

	March 31, 2026	December 31, 2025
Laboratory equipment	$1,027	$1,027
Research devices	1,928	1,823
Sales and marketing devices	286	400
Computer equipment	689	689
Construction in progress	383	383
Tooling	1,527	1,527
Trade show assets	295	295
Leased devices	286	181
Other	671	668
Gross property and equipment	7,092	6,993
Less: Accumulated depreciation and amortization	(4,589)	(4,444)
Property and equipment, net	$2,503	$2,549

Depreciation expense amounted to $274 and $229 for the three months ended March 31, 2026 and 2025, respectively.

7. RIGHT-OF-USE (“ROU”) ASSETS AND LEASE LIABILITIES

The Company has operating leases for its corporate offices, including its Palo Alto, California lease agreement which was extended by an amendment in December 2025 and now expires on April 30, 2027, and a warehouse lease agreement in Guilford, Connecticut which was extended by six months in June 2025 and expires on August 31, 2026. As of March 31, 2026 and December 31, 2025, the balance of operating lease ROU assets of $247 and $316, respectively, current lease liabilities of $229 and $248, respectively, and non-current lease liabilities of $17 and $66, respectively, are included in the Company's condensed consolidated balance sheets in other long term assets, accrued expenses, other current liabilities and other noncurrent liabilities, respectively.

The weighted-average remaining lease term associated with the measurement of the Company's operating lease obligations is 13 months and an annual weighted-average discount rate is 9.99%.

Future minimum commitments due under the lease agreements as of March 31, 2026 are $180 for 2026 and $66 thereafter.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Bonuses	$941	$2,468
Contracted services	651	818
Legal fees	247	376
Payroll and related benefits	1,072	760
Operating lease liabilities	229	248
Other	328	460
Total accrued expenses and other current liabilities	$3,468	$5,130

9. DEBT

On March 18, 2026 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”), as lender and collateral agent,

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

providing for a senior secured term loan facility with an aggregate principal amount of up to $40,000. On the Closing Date, the Company borrowed $15,000. The remaining $25,000 may be borrowed prior to December 31, 2027, subject to the satisfaction of certain conditions set forth in the Loan Agreement. As of March 31, 2026, no additional amounts had been borrowed under the Loan Agreement.

Borrowings under the Loan Agreement bear interest at a variable rate equal to the prime rate plus 4.25%, with the prime rate subject to a floor of 6.50%, resulting in a minimum interest rate of 10.75%. The effective interest rate was 15.94% as of March 31, 2026. Interest is payable monthly in arrears. The term loan is payable on an interest-only basis for a period of 48 months from the Closing Date. Thereafter, principal and interest are payable in equal monthly installments through the maturity date of March 18, 2031. If certain performance milestones as specified in the Loan Agreement are satisfied, the Company may extend the interest-only period through the maturity date. The Company may prepay the term loan in full, subject to a repayment fee of 1%-3%.

The Company paid a commitment fee of $400 in connection with the execution of the Loan Agreement, which was reflected as a debt discount and presented as a reduction of the carrying amount of the term loan. Upon repayment in full of the term loan, the Company is required to pay a final payment fee equal to 5.0% of the aggregate original principal amount borrowed.

Interest expense related to the term loan includes stated interest, the amortization of debt issuance costs and debt discount, and the accretion of the final payment fee, each of which is recognized using the effective interest method over the contractual term of the loan.

The obligations under the Loan Agreement are guaranteed by the Company's wholly owned subsidiaries, Hyperfine Operations, Inc. and Liminal Sciences, Inc., and are secured by substantially all of the Company's and the guarantors' assets, subject to customary exceptions, including that intellectual property is excluded from the collateral at closing and until the first funding of any additional loan tranche following the Closing Date.

The Loan Agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, asset dispositions, investments and dividends. As of March 31, 2026, the Company was in compliance with all applicable covenants.

In connection with the Loan Agreement, on the Closing Date the Company executed and delivered to the Lender (i) warrants to purchase up to an aggregate of 562,500 shares of the Company's Class A common stock at an exercise price of $1.20 per share (the “Initial Warrants”), which are immediately exercisable, and (ii) additional warrants to purchase up to an aggregate of 520,835 shares of Class A common stock at an exercise price of $1.20 per share (the “Additional Warrants”). The Additional Warrants will become exercisable only if and when the Company draws additional loan tranches under the Loan Agreement. All of these warrants expire seven years from the Closing Date.

The Initial Warrants were evaluated and classified as equity. Proceeds received at closing under the Loan Agreement were allocated between the term loan and the Initial Warrants using the relative fair value method. Accordingly, the relative fair value of the Initial Warrants at issuance of $545 was recorded to additional paid-in capital, with a corresponding amount recorded as a debt discount that reduces the carrying amount of the term loan. The debt discount is amortized to interest expense over the term of the loan using the effective interest method. Issuance costs incurred in connection with the Loan Agreement were allocated between the debt and equity components in proportion to the allocation of proceeds; the portion allocable to the equity-classified warrants of $50 was recorded as a reduction of additional paid-in capital.

Upon issuance, the Initial Warrants were recorded at their relative fair value using the Black-Scholes option-pricing model and the following assumptions: no dividend yield, expected volatility of 87.5%, risk free rate of 4.05%, and expected term of 7 years, equal to the life of the warrant.

The net carrying amount of the term loan was as follows:

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

As of March 31, 2026
Principal	$15,000
Add: accrued final payment fee	6
Less: unamortized debt discount	(1,883)
Long-term debt, net	$13,123
Current portion	$—
Long-term portion	$13,123

10. STOCKHOLDERS' EQUITY

Common Stock At-the-Market Offering Program

On November 9, 2023, the Company filed a shelf registration statement on Form S-3 (File No. 333-275449), which became effective on November 22, 2023. The shelf registration statement permits the Company to sell, from time to time, up to $150,000 in aggregate value of its Class A common stock, preferred stock, debt securities, warrants, and/or units.

The shelf registration statement also included a prospectus supplement covering up to an aggregate of $50,000 in shares of Class A common stock that the Company could issue and sell from time to time through B. Riley Securities, Inc. (“B. Riley”), acting as its sales agent, pursuant to a sales agreement for its “at-the-market” equity program (“ATM”) that it entered into with B. Riley in November 2023 (the “Sales Agreement”). On December 29, 2025, the Company filed a new prospectus supplement covering up to an aggregate of $50,000 in shares of Class A common stock that it may issue and sell from time to time, through B. Riley and BTIG, LLC (“BTIG”) acting as its sales agents, pursuant to the amended and restated sales agreement that the Company entered into with B. Riley and BTIG on December 29, 2025 (the “Amended Sales Agreement”), for its ATM. The Amended Sales Agreement amends and restates the Sales Agreement to add BTIG as an additional sales agent. No other material terms of the ATM or Sales Agreement were amended. The offering of the Class A common stock pursuant to the prospectus supplement dated November 22, 2023 was also terminated such that no further offers or sales will be made pursuant to such prospectus supplement, effective as of December 29, 2025. Prior to the termination of the prospectus supplement dated November 22, 2023, effective as of December 29, 2025, the Company had issued and sold an aggregate of 3,464,325 shares of its Class A common stock under the Sales Agreement, for total gross proceeds of $4,350, before deducting commissions and other offering expenses, and net proceeds of $4,165, after deducting such commissions and expenses. As of March 31, 2026, a total of 678,012 shares of the Company’s Class A common stock, for total gross proceeds of $824, before deducting commissions and other offering expenses, and net proceeds of $803, after deducting commissions and other offering expenses, were issued and sold under the Amended Sales Agreement.

The Company issued and sold an aggregate of 678,012 shares of Class A common stock under the Amended Sales Agreement during the three months ended March 31, 2026 for gross proceeds of $824, before deducting commissions and other offering expenses, resulting in net proceeds of $803, after deducting commissions and other expenses.

February 2025 Common Stock and Common Stock Warrants

On February 12, 2025, the Company closed the transactions pursuant to a securities purchase agreement with certain institutional investors (the “Investors”), in which the Company issued and sold, in a registered direct offering by the Company directly to the Investors (the “February 2025 Offering”): (i) 4,511,278 shares of the Company’s Class A common stock and (ii) warrants to purchase up to 4,511,278 shares of the Company’s Class A common stock (the “February 2025 Warrants”). Each share and accompanying February 2025 Warrant were sold together at a combined offering price of $1.33. Each February 2025 Warrant has an exercise price of $1.33 and expires on the five-year anniversary of the initial issuance date. The aggregate gross proceeds to the Company from the February 2025 Offering were $6,000 before deducting the placement agent’s fees and offering expenses. The incremental issuance costs allocated to warrant liabilities were recorded as expenses in the Company's consolidated statements of operations in line item “other income (expense), net”.

During the three months ended March 31, 2026, holders did not exercise any of the February 2025 Warrants.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

March 2026 Common Stock Warrants

In connection with the Loan Agreement, on the Closing Date, the Company issued the Initial Warrants, which are immediately exercisable, and the Additional Warrants, which are exercisable only upon the funding of future loan tranches. The Initial Warrants and the Additional Warrants expire seven years from the Closing Date.

During the three months ended March 31, 2026, holders did not exercise any of the Initial Warrants.

Equity Incentive Plans

Hyperfine Inc. 2021 Equity Incentive Plan and Inducement Option Grant

The Company’s equity incentive plans include the Company’s 2021 Equity Incentive Plan (the “Hyperfine Plan”). The Hyperfine Plan is administered by the Company's board of directors. The board of directors may grant restricted stock and options to purchase shares either as incentive stock options or non-qualified stock options. The option grants are subject to certain terms and conditions, option periods and conditions, exercise rights and privileges as set forth in the Hyperfine Plan. Effective January 1, 2026, the number of shares available for grant increased by 3,888,869 shares pursuant to the evergreen provision in the Hyperfine Plan that provides for an automatic annual increase in the number of shares available for grant under the Hyperfine Plan equal to the lesser of (i) 4% of the number of outstanding shares of common stock outstanding on the first day of the applicable fiscal year, and (ii) an amount determined by the administrator of the Hyperfine Plan, beginning in fiscal year 2022 and ending on the second day of fiscal year 2031. As of March 31, 2026, 7,366,459 shares of common stock remain available for issuance under the Hyperfine Plan.

In addition, the Company has made an inducement option grant outside of the Hyperfine Plan in accordance with Nasdaq Listing Rule 5635(c)(4).

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2026	15,524,201	$1.36
Granted	—	$—
Exercised	(44,788)	$0.95
Forfeited / Cancelled / Expired	(142,610)	$1.28
Outstanding at March 31, 2026	15,336,803	$1.36

Restricted stock unit activity

The following table summarizes the changes in the Company’s outstanding RSUs for the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	2,788,214	$0.76
Granted	3,531,678	$1.08
Released	(575,651)	$0.77
Forfeited	(36,312)	$0.74
Outstanding at March 31, 2026	5,707,929	$0.96

The Company’s stock-based compensation expenses for the periods presented were as follows:

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Cost of sales	$17	$18
Research and development	238	345
Sales and marketing	62	63
General and administrative	330	519
Total stock-based compensation expense	$647	$945

11. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all common equivalent shares of the Company, including outstanding stock options, RSUs, and warrants to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all common equivalent shares of the Company outstanding would have been anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net Loss	$(8,623)	$(9,418)
Numerator for Basic and Dilutive EPS – Loss available to common stockholders	$(8,623)	$(9,418)
Denominator:
Common Stock	97,695,133	75,697,199
Denominator for Basic and Dilutive EPS - Weighted-average common stock	97,695,133	75,697,199
Basic and dilutive net loss per share	$(0.09)	$(0.12)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three Months Ended March 31,
	2026	2025
Outstanding options to purchase common stock	15,336,803	17,954,246
Outstanding RSUs	5,707,929	2,441,983
Warrants issued in connection with February 2025 Offering	4,257,419	4,511,178
Warrants issued in connection with Loan Agreement	562,500	—
Total anti-dilutive common equivalent shares	25,864,651	24,907,407

The Loan Agreement also provides for Additional Warrants to purchase up to an aggregate of 520,835 shares of Class A common stock at an exercise price of $1.20 per share, contingent on and exercisable only upon the funding of future term loan tranches under the Loan Agreement. As no additional term loan tranches had been drawn as of March 31, 2026, no shares were issuable under the Additional Warrants as of March 31, 2026, and such Additional Warrants were excluded from the table above.

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

Income taxes for the three months ended March 31, 2026 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0% for each of the three months ended March 31, 2026. The primary reconciling items between the federal statutory rate of 21% for these periods and the Company’s overall effective tax rate of 0% were related to the effects of stock-based compensation, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2026 and 2025 since management believes that based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

13. RELATED PARTY TRANSACTIONS

The Company utilizes and subleases office and lab space in Connecticut, which is being leased from an unrelated landlord by 4Catalyzer Corporation (“4C”), which is owned by a related party. The Company pays rent to 4C on a month-to-month basis. A total of approximately $83 and $88 was paid during the three months ended March 31, 2026 and 2025, respectively.

Hyperfine entered into a Master Services Agreement (the “Master Services Agreement”) with 4C effective as of July 7, 2021 pursuant to which Hyperfine may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided. The Company paid an aggregate of $17 and $25 during the three months ended March 31, 2026 and 2025, respectively, under the Master Services Agreement. As of March 31, 2026 and December 31, 2025 there were $56 and $50 due to 4C, respectively, for expenses paid on the Company's behalf. These payables are included in due to related parties on the condensed consolidated balance sheet.

14. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2026 or 2025.

During 2020 and 2021, the Company was awarded multiple grants totaling $4,910 from the Bill & Melinda Gates Foundation (“BMGF”) for the provision and equipping of sites with the Company’s portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants were designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. All of these grants were designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021 and was completed by February 2024. In May 2023, the Company was awarded an additional $3,354 grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. In November 2025, the Company was awarded an additional $3,662 grant from the BMGF to support continued technical innovation using

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

its AI-powered portable MRI platform, with a focus on neonatal brain imaging and objective assessment of neurodevelopment in resource-constrained settings, with funding extending to March 2028. The funds were accounted for as restricted cash with a corresponding credit to deferred grant funding. Any grant funds, plus any interest income, that have not been used for, or committed to, the project must be returned promptly to the BMGF upon expiration of or termination of the agreement. During the three months ended March 31, 2026, the Company completed and fulfilled grant deliverables and milestones amounting to $463 and did not receive cash grant funding. As of March 31, 2026, the Company recorded restricted cash of $500 with an offset to deferred grant funding in the Company's condensed consolidated balance sheet. As of March 31, 2026 and December 31, 2025, there were no grant fund amounts that were required to be returned under the terms of the project.

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

15. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

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

All of the Company’s long-lived assets are located in the United States. Non-U.S. revenue is attributed to revenue from customers located in foreign countries. Other than revenue recognized in non-U.S. countries of $726 and $1,074 for the three months ended March 31, 2026 and 2025, respectively, all of the revenues during these periods were earned in the United States. Since the Company has a single reportable segment, all required financial segment information is provided in the consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2025 contained in our 2025 Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our 2025 Annual Report on Form 10-K, as updated and/or supplemented in subsequent filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Hyperfine, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, respectively, present the financial position and results of operations of Hyperfine, Inc. and its wholly owned subsidiaries.

Overview

We are an innovative health technology business with a mission to revolutionize patient care globally through accessible, affordable, clinically relevant artificial intelligence (“AI”)-powered portable ultra-low-field (“ULF”) magnetic resonance (“MR”) brain imaging. Our Swoop® Portable MR Imaging® System (“Swoop® system”) produces high-quality images at a significantly lower magnetic field strength than conventional magnetic resonance imaging (“MRI”) scanners. Our Swoop® system is designed to transform brain MR for the patient, the clinician and the provider, enabling a highly differentiated patient-friendly experience, timely imaging for clinicians, and favorable economics for healthcare administrators. The Swoop® system is a portable, ULF MRI device for producing images that display the internal structures of the head where full diagnostic examination is not clinically practical. When interpreted by a trained physician, these images provide information that can be useful in determining a diagnosis. Healthcare professionals can use the Swoop® system efficiently to make effective clinical diagnoses and decisions in various care settings where conventional MRI devices are inaccessible and/or when they are not readily available. The portable design of our Swoop® system makes it safely and readily accessible anywhere in a hospital, clinic, physician’s office, or patient care site and it does not require any special facilities accommodations. The easy to use, iPad-based interface makes its operation easy to learn and it does not require specialized MRI technicians to operate safely. ULF MR does not expose patients to harmful ionizing radiation and compares favorably in this regard to X-ray computed tomography (“CT”) or positron emission tomography (“PET”).

The demand for MR imaging has been increasing due to the aging population and the rising prevalence of neurological, neurodegenerative, and cardiovascular conditions, and also the trends towards decentralized healthcare in mature, as well as low- and middle-income countries. Healthcare professionals and insurers recognize MR imaging as an effective, non-invasive diagnostic tool for evaluating and ongoing monitoring of patients at risk of or with neurological conditions. The Swoop® system is the next-generation brain imaging scanner designed to increase access to MRI in a cost-effective and workflow efficient manner. We believe our market opportunity is significant considering the multiple sites of care where the Swoop® system brings clinical and economic value. We estimate in the United States alone that our total addressable market for Swoop® system device placements is more than $16 billion.

Despite their advantages, many healthcare institutions worldwide lack the facilities, specialized technicians, and capital necessary to acquire, maintain, and staff expensive conventional MRI devices. The Swoop® system is the first FDA-cleared, portable, ULF, MR brain imaging system that is capable of providing imaging at multiple sites of care, such as intensive care units (“ICUs”), emergency departments, procedural rooms, clinics or physicians’ offices, and can inform the timely detection, diagnosis, monitoring, and treatment of acute and chronic neurological conditions inside and outside the hospital. We designed the Swoop® system to address the limitations of conventional MRI technologies and make brain MR imaging accessible nearly anywhere in a timely manner, closer to the patient, across professional healthcare settings. We believe the adoption of the Swoop® system by healthcare professionals has potential clinical and economic benefits throughout healthcare systems in both high and low resource settings.

The Swoop® system is AI-powered and integrates deep learning, Optive AITM, a form of AI in the denoising and reconstruction pipeline of the sequences. We offer T1, T2, diffusion-weighted imaging (“DWI”), and fluid-attenuated inversion recovery (“FLAIR”) sequences, in both fast and high resolution modes. Scanning time varies based on protocols but on average a full brain scan takes around 25 minutes. The integration of deep learning does not require any additional steps from the user. As a result, deep learning can enhance the image quality and, consequently, the diagnostic value of images generated at ULF. Our proprietary Optive AITM models are designed to improve ULF image quality, while reducing the impact of scan artifacts. The Optive AITM models are validated by expert radiologists. The Swoop® system is used clinically every day as the first mover in the field of AI-powered portable MRI, and the installed base continues to expand globally. The learnings from this market experience have served to improve our hardware, software, AI, and denoising algorithms resulting in the image quality and performance improvements of our product over the eleven generations of software since our initial clearance. As we move forward, we are continuously investing in improving our AI-powered image quality and leveraging each imaging-focused software release to further improve the Swoop® system performance and clinical utility.

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

Obtaining 510(k) clearance from the FDA in late May 2025 for our new next-generation Swoop® scanner powered by Optive AITM software was a very important milestone for us. The next-generation Swoop® system incorporates learnings from five years of real-world experience, features new hardware and is powered by Optive AI™ software. The next-generation Swoop® system incorporates innovations specifically engineered to deliver the highest signal-to-noise ratio, which, when paired with the Optive AI™ software, achieves exceptional image quality at low-field MRI, including improved resolution and uniformity, as well as faster acquisition times.

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

Outside of the United States, the first-generation Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (“CE Mark”), the United Kingdom (UK Conformity Assessment (“UKCA Mark”)), Canada, Australia, New Zealand and India. In October 2024 and February 2025, we received CE Mark and UKCA Mark approval for the ninth-generation of software, respectively. In August 2025, we received both CE Mark and UKCA Mark approvals for our Optive AI™ software. In March 2026, we achieved an important milestone and received both CE Mark and UKCA Mark approval for both the next-generation Swoop® scanner and the latest advancement in our Optive AI™ software. In December 2025, we received regulatory approval in India from the Central Drugs Standard Control Organization (“CDSCO”), authorizing commercialization of the first-generation Swoop® system throughout India.

Key Performance Metrics

Management reviews and analyzes several key performance measures, including total revenues and total Swoop® system units sold. These measures are reviewed and analyzed to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions.

Total revenues were $3.9 million for the three months ended March 31, 2026, an increase of $1.8 million, or 83%, from the three months ended March 31, 2025, primarily driven by an increase in units sold and an increase in average selling price. See “Results of Operations - Sales” below for further information. Total Swoop® system units sold were 10 units for the three months ended March 31, 2026, an increase of 4 units, or 67%, from the three months ended March 31, 2025. We launched our next-generation Swoop® system powered by Optive AITM software in mid-2025.

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

Expand sales in international markets

The countries outside of the United States in which we have begun commercializing our first-generation Swoop® system include Canada, certain European and Middle Eastern markets, Australia, New Zealand and India. We obtained a Medical Device License issued by Health Canada, UKCA Mark in the United Kingdom, CE Mark in the EU, and regulatory authorization in Australia and New Zealand. The Swoop® system CE Mark and UKCA Mark approval of the ninth-generation AI-powered Swoop® system software in October 2024 and February 2025, and CE Mark and UKCA Mark approval for our Optive AITM software in August 2025, enables a broader international commercial expansion of the Swoop® system, bringing cutting-edge brain imaging technology to new global markets. The Swoop® system received CE Mark and UKCA Mark approval in March 2026 for both the next-generation Swoop® scanner and the latest version of our Optive AI™ software, enabling commercialization in Europe of the exceptional low-field MRI image quality recently commercialized in the United States. Further we are executing on a global expansion strategy, broadening access to MR brain imaging in regions with large populations, low penetration of MRI, and significant unmet healthcare needs. In December 2025, we received regulatory approval in India from the CDSCO, authorizing commercialization of the first-generation Swoop® system throughout India.

Our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and timely management of health conditions worldwide is furthermore advanced by grant funding from the Bill and Melinda Gates Foundation (“BMGF”). Through our engagement with the BMGF, we have deployed the Swoop® system in low-middle income settings without readily-accessible MRI technology. During 2020 and 2021, we were awarded multiple grants totaling $4.9 million from the BMGF for the provision and equipping of sites with our portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants were designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth related injury. These grants were designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021 and was completed by February 2024. In May 2023, we were awarded an additional $3.4 million grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. In November 2025, we were awarded a further $3.7 million grant from the BMGF to support continued technical innovation using our AI-powered portable MRI platform, with a focus on neonatal brain imaging and objective assessment of neurodevelopment in resource constrained settings through March 2028. This funding supports ongoing collaboration with academic and clinical partners to advance AI-based image processing and analysis capabilities designed to improve image quality and diagnostic reliability in neonatal and early childhood imaging. During the three months ended March 31, 2026, we completed and fulfilled grant deliverables and milestones amounting to $0.5 million.

Results of Operations

The following is a discussion of our results of operations for the periods shown below, and our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2026 and 2025 ($ Amounts shown in tables in thousands)

	Three Months Ended March 31,		Change
($ Amounts in thousands)	2026	2025	%
Sales
Device	$3,257	$1,522	114.0%
Service	646	615	5.0%
Total sales	$3,903	$2,137	82.6%
Cost of Sales
Device	$1,646	$985	67.1%
Service	278	269	3.3%
Cost of sales	$1,924	$1,254	53.4%
Gross profit	1,979	883	124.1%
Operating expenses:
Research and development	$3,845	$5,037	(23.7)%
General and administrative	4,130	4,208	(1.9)%
Sales and marketing	2,562	2,540	0.9%
Total operating expenses	$10,537	$11,785	(10.6)%
Loss from operations	$(8,558)	$(10,902)	(21.5)%
Interest income	$254	$317	(19.9)%
Interest expense	(83)	—	NM
Change in fair value of warrant liabilities	(241)	1,618	NM
Other income (expense), net	5	(451)	NM
Loss before provision for income taxes	$(8,623)	$(9,418)	(8.4)%
Provision for income taxes	—	—
Net loss and comprehensive loss	$(8,623)	$(9,418)	(8.4)%

NM - Not meaningful

Sales

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Device	$3,257	$1,522	$1,735	114.0%
Service	646	615	31	5.0%
Total sales	$3,903	$2,137	$1,766	82.6%

Device sales increased by $1.7 million, or 114.0%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was driven primarily by an increase in units sold and increase in average selling price.

Service sales increased 5.0% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Cost of sales

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Device	$1,646	$985	$661	67.1%
Service	278	269	9	3.3%
Total cost of sales	$1,924	$1,254	$670	53.4%
Percentage of revenue	49.3%	58.7%

Cost of device sales increased by $0.7 million, or 67.1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was driven primarily by increased costs associated with higher sales volume.

Cost of service sales was relatively flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Research and development

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Research and development	$3,845	$5,037	$(1,192)	(23.7)%

Research and development expenses decreased by $1.2 million, or 23.7%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was driven primarily by a $0.8 million decrease in salary and benefits, including stock-based compensation due to lower headcount and a $0.3 million increase in grant fulfillment credits.

General and administrative

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
General and administrative	$4,130	$4,208	$(78)	(1.9)%

General and administrative expenses were relatively flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Sales and marketing

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Sales and marketing	$2,562	$2,540	$22	0.9%

Sales and marketing expenses were relatively flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Interest income

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Interest income	$254	$317	$(63)	(19.9)%

Interest income decreased by $0.1 million, or 19.9%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was driven primarily by lower effective yields on our money market funds and demand deposit accounts, partially offset by higher average investable cash balances.

Interest expense

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Interest expense	$(83)	$—	$(83)	NM

Interest expense increased by $0.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was driven primarily by interest incurred on the Loan Agreement (as defined below) entered into in March 2026, including stated interest and non-cash amortization of debt discount and issuance costs.

Change in fair value of warrant liabilities

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Change in fair value of warrant liabilities	$(241)	$1,618	$(1,859)	NM

Change in fair value of warrant liabilities decreased by $1.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was driven by non-cash change in fair value of warrant liabilities related to warrants issued in connection with the February 2025 Offering.

Other income (expense), net

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Other income (expense), net	$5	$(451)	$456	NM

Other income (expense), net decreased by $0.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was mainly driven by financing costs allocated to warrant liabilities during the three months ended March 31, 2025.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common stock, preferred stock, and warrants and the establishment of a debt facility. We have incurred significant cash burn and recurring net losses, which includes a net loss of $8.6 million for the three months ended March 31, 2026, and an accumulated deficit of $338.6 million as of March 31, 2026. As of March 31, 2026, we had cash and cash equivalents of $40.8 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur negative cash flows from operations and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

In November 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC pursuant to which we registered for sale up to $150 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. The Shelf Registration Statement also included a prospectus covering up to an aggregate of $50.0 million in shares of Class A common stock that we could issue and sell from time to time, through B. Riley Securities, Inc. (“B. Riley”), acting as our sales agent, pursuant to the Sales Agreement for our “at-the-market” equity program (“ATM”). In December 2025, the Sales Agreement with B. Riley was amended and restated (“Amended Sales Agreement”) to add BTIG, LLC (“BTIG”) as an additional sales agent and we filed a new prospectus supplement covering up to an aggregate of $50.0 million in shares of Class A common stock that we may issue and sell from time to time, through B. Riley and BTIG acting as our sales agents. The offering of our Class A common stock pursuant to the prospectus supplement dated November 22, 2023 was also terminated such that no further offers or sales will be made pursuant to such prospectus supplement, effective as of December 29, 2025. We are not obligated to make any sales of Class A common stock under the ATM. Prior to the termination of the prospectus supplement dated November 22, 2023, effective as of December 29, 2025, we had issued and sold an aggregate of 3,464,325 shares of our Class A common stock under the Sales Agreement, for total gross proceeds of $4.4 million, before deducting commissions and other offering expenses, and net proceeds of $4.2 million, after deducting such commissions and expenses. As of March 31, 2026, an aggregate of 678,012 shares of Class A common stock had been issued and sold under the Amended Sales Agreement, for gross proceeds of $0.8 million, before deducting commissions and other offering expenses, resulting in net proceeds of $0.8 million, after deducting commissions and other offering expenses. We issued and sold an aggregate of 678,012 shares of Class A common stock under the Amended Sales Agreement during the three months ended March 31, 2026 for gross proceeds of $0.8 million, before deducting commissions and other offering expenses, resulting in net proceeds of $0.8 million, after deducting commissions and other expenses.

On February 12, 2025, we closed the transactions pursuant to a securities purchase agreement with certain institutional investors (the “Investors”), in which we issued and sold, in a registered direct offering directly to the Investors (the “February 2025 Offering”): (i) 4,511,278 shares of our Class A common stock and (ii) warrants to purchase up to 4,511,278 shares of our Class A common stock (the “February 2025 Warrants”). Each share and accompanying February 2025 Warrant were sold together at a combined offering price of $1.33. The aggregate gross proceeds from the February 2025 Offering were $6.0 million before deducting the placement agent’s fees and offering expenses, and net proceeds of $5.2 million, after deducting placement agent's fees and offering expenses.

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

Under the terms of the Underwriting Agreement, the underwriter was granted a 30-day option to purchase up to an additional 2,100,000 shares of Class A common stock at the public offering price, less underwriting discounts and commissions (the “Underwriter Option”). The underwriter exercised the Underwriter Option on October 21, 2025, and on October 23, 2025 we received additional gross proceeds of $2.6 million and additional net proceeds of approximately $2.4 million, after deducting underwriting discounts and commissions and other offering expenses.

In the aggregate, we issued and sold 16,100,000 shares of Class A common stock in the October 2025 Offering. In December 2025, our aggregate gross proceeds from the October 2025 Offering, including the gross proceeds from the exercise of the Underwriter Option, were $20.1 million, and aggregate net proceeds were approximately $18.2 million, after deducting underwriting discounts and commissions and other offering expenses.

On March 18, 2026 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation pursuant to which we obtained a senior secured term loan facility with aggregate principal availability of up to $40.0 million. At closing, we borrowed $15.0 million, and the remaining $25.0 million is available to draw prior to December 31, 2027, subject to the satisfaction of certain conditions set forth in the Loan Agreement. The proceeds from the term loan are intended to be used for working capital and general corporate purposes.

Borrowings under the term loan bear interest at a variable rate equal to the prime rate plus 4.25%, subject to a minimum interest rate of 10.75%. The term loan provides for interest-only payments for 48 months from the closing date, followed by equal monthly payments of principal and interest through the maturity date of March 18, 2031. Our obligations under the Loan Agreement are guaranteed by our wholly owned subsidiaries and are secured by substantially all of our assets, subject to customary exceptions, including that intellectual property is excluded from the collateral at closing and until the first funding of any additional loan tranche following the Closing Date. The Loan Agreement contains customary affirmative and negative covenants, including limitations on additional indebtedness and certain other transactions. As of March 31, 2026, we were in compliance with all applicable covenants.

In connection with the Loan Agreement, we issued warrants to purchase up to an aggregate of 562,500 shares of Class A common stock at an exercise price of $1.20 per share (the “Initial Warrants”), which are immediately exercisable, and warrants to purchase up to an aggregate of 520,835 shares of Class A common stock at an exercise price of $1.20 per share (the “Additional Warrants”), which are exercisable only upon the funding of future loan tranches. All of these warrants expire seven years from the Closing Date.

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

Cash

As of March 31, 2026, we had cash and cash equivalents of $40.8 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, regulatory developments, supply constraints, manufacturing costs and international expansion. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash used in operating activities	$(9,008)	$(9,249)
Net cash used in investing activities	(242)	(472)
Net cash provided by financing activities	14,486	5,582
Net increase (decrease) in cash, cash equivalents, and restricted cash	$5,236	$(4,139)

Net cash used in operating activities

For the three months ended March 31, 2026, net cash used in operating activities of $9.0 million was due primarily to a net loss of $8.6 million and changes in operating assets and liabilities of $1.6 million, partially offset by non-cash items of $1.1 million. Non-cash items were primarily stock-based compensation expense of $0.6 million and depreciation expense of $0.3 million and loss on change in fair value of warrant liabilities of $0.2 million. Changes in operating assets and liabilities were driven primarily by a decrease in accrued expenses and other current liabilities of $1.7 million reflecting the timing of annual employee bonus payments, an increase in prepaid expenses and other current assets of $1.4 million primarily related to the timing of annual insurance premium renewals, a decrease in deferred grant funding of $0.5 million and an increase in other long term asset of $0.1 million, partially offset by a decrease in accounts receivable and unbilled receivables of $0.8 million, a decrease in inventory of $0.8 million and an increase in accounts payable of $0.5 million.

For the three months ended March 31, 2025, net cash used in operating activities of $9.2 million was due primarily to a net loss of $9.4 million and non-cash items of $0.4 million, partially offset by changes in operating assets and liabilities of $0.6 million. Non-cash items were primarily gain on change in fair value of warrant liabilities of $1.6 million, partially offset by stock-based compensation expense of $0.9 million and depreciation expense of $0.2 million. Changes in operating assets and liabilities were driven primarily by a decrease in inventory of $1.2 million, a decrease in accounts receivable and unbilled receivables of $1.0 million, an increase in accounts payable of $0.6 million, and an increase in deferred funding of $0.4 million, partially offset by a decrease in accrued expense and other current liabilities of $1.4 million primarily due to annual bonus payout and an increase in prepaid expenses and other current assets of $1.2 million, primarily due to the timing of payment of the directors and officers liability insurance.

Net cash used in investing activities

For the three months ended March 31, 2026, net cash used in investing activities of $0.2 million was from fixed assets purchased.

For the three months ended March 31, 2025, net cash used in investing activities of $0.5 million was from fixed assets purchased.

Net cash provided by financing activities

For the three months ended March 31, 2026, net cash provided by financing activities was $14.5 million which consisted primarily of proceeds from issuance of debt net of debt issuance costs of $13.6 million, proceeds from the issuance of Class A common stock under the Amended Sales Agreement of $0.8 million and proceeds from stock options exercises of $42 thousand.

For the three months ended March 31, 2025, net cash provided by financing activities of $5.6 million which consisted primarily of proceeds from issuance and sale of the shares and February 2025 Warrants in the February 2025 Offering, net of offering discounts and other costs of $5.4 million, proceeds from issuance of the shares under the Sales Agreement of $0.1 million and proceeds from stock option exercises of $33 thousand.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the three months ended March 31, 2026 or 2025.

Through our engagement with the BMGF, we have deployed and continue to deploy the Swoop® system in low-middle income settings without readily-accessible MRI technology. The multiple grants provided by our research partnership with the BMGF, which commenced funding in the spring of 2020, support the deployment of 25 Swoop® system and accessories to investigators. The ongoing investigation is designed to provide data to validate the potential use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection, and birth-related injury. In May 2023, we were awarded an additional three-year grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via ULF brain imaging in neonates, infants, and young children in low-to-middle income countries. In November 2025, we were awarded an additional grant from the BMGF to support continued technical innovation using our AI-powered portable MRI platform, with a focus on neonatal brain imaging and objective assessment of neurodevelopment in resource-constrained settings, with funding extending into March 2028.

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

We had no other significant contractual obligations as of March 31, 2026.

For information on contingencies, refer to Note 14 in the notes to our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 included elsewhere in this Quarterly Report on Form 10-Q.

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

Except as described in Note 2 “Summary of Significant Accounting Policies – Recently Issued Accounting Pronouncements Adopted”, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our 2025 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2026 and 2025 included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our cash, cash equivalents and restricted cash as of March 31, 2026 consisted of $41.3 million in money market funds, demand deposit and savings accounts. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. Based on our balance sheet position at March 31, 2026, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $0.2 million.

In March 2026, we entered into a $15.0 million variable-rate term loan bearing interest at the prime rate plus 4.25 percentage points, subject to a prime rate floor of 6.50 percentage points, resulting in a minimum interest rate of 10.75%. As of March 31, 2026, the outstanding principal balance was $15.0 million. Based on our balance sheet position at March 31, 2026, a 0.5 percentage point increase in the prime rate above the floor would increase annual interest expense on the term loan by approximately $0.1 million. We do not currently use interest rate hedging instruments to manage this exposure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our 2025 Annual Report on Form 10-K. There have been no material changes in our risk factors from those described in our 2025 Annual Report on Form 10-K. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2026, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.1	Form of Warrant (Initial Warrants)		Form 8-K (Exhibit 4.1)	March 18, 2026	001-39949
4.2	Form of Warrant (Additional Warrants)		Form 8-K (Exhibit 4.2)	March 18, 2026	001-39949
10.1+	Nonemployee Director Compensation Policy.	X
10.2#*	Loan and Security Agreement, dated March 18, 2026, by and among Hyperfine, Inc., Hyperfine Operations, Inc., Liminal Sciences, Inc., and Horizon Technology Finance Corporation.		Form 8-K (Exhibit 10.1)	March 18, 2026	001-39949
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32**	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

+ Management contract or compensatory plan or arrangement.

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are both (i) not material and (ii) are the type of information the Registrant customarily and actually treats as private or confidential.

* Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

** The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hyperfine, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERFINE, INC.
Date: May 12, 2026	By: /s/ Maria Sainz
Maria Sainz
President and Chief Executive Officer

Date: May 12, 2026	By: /s/ Brett Hale
Brett Hale
Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary