Form 10-Q
period 2026-09-30
Hyperfine, Inc.
filed 2026-11-09
CIK 1833769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 4, 2026, the registrant had 91,143,884 shares of Class A common stock outstanding and 15,055,288 shares of Class B common stock outstanding.

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
•
the effect from U.S. export controls and tariffs; and
•
our ability to regain and maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC.

These and other risks and uncertainties are described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026, and this Quarterly Report on Form 10-Q, as updated and/or supplemented in subsequent filings with the SEC. The risks described under the heading “Risk Factors” are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,872	$35,085
Restricted cash	778	957
Accounts receivable, less allowance of $539 and $1,372 as of September 30, 2026 and December 31, 2025, respectively	5,180	5,254
Unbilled receivables	1,314	1,268
Inventories	6,378	7,090
Prepaid expenses and other current assets	2,228	1,255
Total current assets	53,750	50,909
Property and equipment, net	2,094	2,549
Other long-term assets	1,949	1,804
Total assets	$57,793	$55,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,692	$4,051
Deferred grant funding	778	957
Deferred revenue	1,737	1,544
Due to related parties	8	50
Accrued expenses and other current liabilities	6,317	5,130
Total current liabilities	10,532	11,732
Long-term debt, net	13,352	—
Warrant liabilities	1,026	1,730
Long term deferred revenue	830	729
Other noncurrent liabilities	309	66
Total liabilities	26,049	14,257
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ EQUITY
Class A Common stock, $0.0001 par value per share; 600,000,000 shares authorized; 91,143,884 and 82,166,458 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	9	8
Class B Common stock, $0.0001 par value per share; 27,000,000 shares authorized; 15,055,288 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	385,651	371,011
Accumulated deficit	(353,918)	(330,016)
Total stockholders’ equity	31,744	41,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,793	$55,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales
Device	$5,243	$2,891	$11,670	$6,541
Service	717	546	2,097	1,729
Total sales	$5,960	$3,437	$13,767	$8,270
Cost of sales
Device	$2,290	$1,328	$5,539	$3,410
Service	288	261	887	801
Total cost of sales	$2,578	$1,589	$6,426	$4,211
Gross profit	3,382	1,848	7,341	4,059
Operating Expenses:
Research and development	$3,913	$4,048	$11,623	$13,626
General and administrative	4,051	4,152	12,088	12,219
Sales and marketing	2,675	2,568	7,914	7,631
Total operating expenses	$10,639	$10,768	$31,625	$33,476
Loss from operations	$(7,257)	$(8,920)	$(24,284)	$(29,417)
Interest income	291	187	817	743
Interest expense	(549)	—	(1,165)	—
Change in fair value of warrant liabilities	1,516	(2,303)	704	(639)
Other income (expense), net	18	17	26	(349)
Loss before provision for income taxes	$(5,981)	$(11,019)	$(23,902)	$(29,662)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(5,981)	$(11,019)	$(23,902)	$(29,662)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.06)	$(0.14)	$(0.24)	$(0.38)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	106,110,069	79,028,987	101,231,610	77,613,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2025	82,166,458	$8	15,055,288	$2	$371,011	$(330,016)	$41,005
Net loss	—	—	—	—	—	(8,623)	(8,623)
Issuance of Class A common stock upon release of restricted stock units	575,651	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options	44,788	—	—	—	34	—	34
Issuance of Class A common stock under “at-the-market” (ATM) Sales Agreement, net	678,012	—	—	—	803	—	803
Issuance of warrants in connection with Loan Agreement, net	—	—	—	—	495	—	495
Stock-based compensation expense	—	—	—	—	647	—	647
Balance, March 31, 2026	83,464,909	$8	15,055,288	$2	$372,990	$(338,639)	$34,361
Net loss	—	—	—	—	—	(9,298)	(9,298)
Issuance of Class A common stock upon release of restricted stock units	187,158	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options	203,547	—	—	—	220	—	220
Issuance of Class A common stock under “at-the-market” (ATM) Sales Agreement, net	7,131,767	1	—	—	10,571	—	10,572
Stock-based compensation expense	—	—	—	—	903	—	903
Balance, June 30, 2026	90,987,381	$9	15,055,288	$2	$384,684	$(347,937)	$36,758
Net loss	—	—	—	—	—	(5,981)	(5,981)
Issuance of Class A common stock upon release of restricted stock units	150,503	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options	6,000	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	962	—	962
Balance, September 30, 2026	91,143,884	$9	15,055,288	$2	$385,651	$(353,918)	$31,744

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2024	58,076,261	$5	15,055,288	$2	$343,475	$(294,442)	$49,040
Net loss	—	—	—	—	—	(9,418)	(9,418)
Issuance of Class A common stock upon release of restricted stock units	29,135	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options	41,390	—	—	—	33	—	33
Issuance of Class A common stock under “at-the-market” (ATM) Sales Agreement, net	126,398	—	—	—	129	—	129
Issuance of Class A common stock with warrants under February 2025 Offering, net	4,511,278	1	—	—	2,384	—	2,385
Issuance of Class A common stock in connection with warrant exercise	100	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	945	—	945
Balance, March 31, 2025	62,784,562	$6	15,055,288	$2	$346,966	$(303,860)	$43,114
Net loss	—	—	—	—	—	(9,225)	(9,225)
Issuance of Class A common stock upon release of restricted stock units	26,608	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options	32,750	—	—	—	4	—	4
Issuance of Class A common stock under “at-the-market” (ATM) Sales Agreement, net	681,793	—	—	—	686	—	686
Stock-based compensation expense	—	—	—	—	547	—	547
Balance, June 30, 2025	63,525,713	$6	15,055,288	$2	$348,203	$(313,085)	$35,126
Net loss	—	—	—	—	—	(11,019)	(11,019)
Issuance of Class A common stock upon release of restricted stock units	20,166	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of stock options	329,318	—	—	—	92	—	92
Issuance of Class A common stock under “at-the-market” (ATM) Sales Agreement, net	1,554,726	—	—	—	2,056	—	2,056
Stock-based compensation expense	—	—	—	—	617	—	617
Balance, September 30, 2025	65,429,923	$6	15,055,288	$2	$350,968	$(324,104)	$26,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(23,902)	$(29,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	789	809
Stock-based compensation expense	2,512	2,109
Loss on disposal of property and equipment, net	6	120
Change in fair value of warrant liabilities	(704)	639
Amortization of debt discount and issuance costs	246	—
Other	21	22
Changes in assets and liabilities:
Accounts receivable, net	74	1,070
Unbilled receivables	(46)	926
Inventory	685	(221)
Prepaid expenses and other current assets	(998)	(802)
Other long term assets	274	51
Accounts payable	(2,400)	2,112
Deferred grant funding	(179)	438
Deferred revenue	294	(105)
Due to related parties	(42)	(16)
Accrued expenses and other current liabilities	1,008	(221)
Operating lease liabilities, net	3	(10)
Net cash used in operating activities	$(22,359)	$(22,741)
Cash flows from investing activities:
Purchases of property and equipment	(293)	(1,122)
Net cash used in investing activities	$(293)	$(1,122)
Cash flows from financing activities:
Proceeds from issuance of debt, net	$13,626	$—
Proceeds from exercise of stock options	259	130
Proceeds from issuance of Class A common stock under “at-the-market” offering program, net	11,375	2,906
Proceeds from issuance of Class A common stock with warrants under February 2025 Offering, net	—	5,184
Net cash provided by financing activities	$25,260	$8,220
Net increase (decrease) in cash and cash equivalents and restricted cash	2,608	(15,643)
Cash, cash equivalents and restricted cash, beginning of period	36,042	37,673
Cash, cash equivalents and restricted cash, end of period	$38,650	$22,030
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$37,872	$21,564
Restricted cash	778	466
Total cash, cash equivalents and restricted cash	$38,650	$22,030
Supplemental disclosure of noncash information:
Issuance of warrants in connection with Loan Agreement, net	$495	$—
Initial measurement of warrant liabilities	$—	$2,858
Unpaid purchase of property and equipment	$72	$5
Noncash acquisition of fixed assets	$27	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$735	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Hyperfine, Inc. (together with its subsidiaries, as applicable, “Hyperfine” or the “Company”), formerly known as HealthCor Catalio Acquisition Corp. (“HealthCor”), was incorporated as a Cayman Islands exempted company on November 18, 2020. The Company’s legal name became Hyperfine, Inc. in connection with the closing (the “Closing”) of the business combination with HealthCor on December 22, 2021. In connection with the Closing, Hyperfine, Inc., a Delaware corporation (“Legacy Hyperfine”), and Liminal Sciences, Inc., a Delaware corporation (“Liminal”), merged with and into separate wholly owned subsidiaries of HealthCor and became wholly-owned subsidiaries of the Company (the “Mergers”), and changed their names to Hyperfine Operations, Inc. and Liminal Operations, Inc., respectively. Liminal subsequently changed its name to Liminal Sciences, Inc.

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

In August 2026, the Company received FDA clearance for its latest Optive AI™ software update for the Swoop® system. The software update includes enhanced image quality across imaging sequences, user interface and workflow improvements designed to simplify operation of the system, and a new isotropic T1 imaging sequence intended to expand the clinical utility of the Swoop® system.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

Outside of the United States, the first-generation Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (“CE Mark”), the United Kingdom (UK Conformity Assessment (“UKCA Mark”)), Canada, Australia, New Zealand and India. In October 2024 and February 2025, the Company received CE Mark and UKCA Mark approval for the ninth-generation of software, respectively. In August 2025, the Company received both CE Mark and UKCA Mark approvals for the Optive AITM software. In March 2026, the Company achieved an important milestone and received both CE Mark and UKCA Mark approval for both the next-generation Swoop® scanner and the eleventh-generation Optive AI™ software. In October 2026, the Company received CE Mark and UKCA Mark approvals for the latest Optive AI™ software. In December 2025, the Company received regulatory approval in India from the Central Drugs Standard Control Organization, authorizing commercialization of the first-generation Swoop® system throughout India. The Company's Optive AITM software is currently available in the United States, Canada, United Kingdom, Europe, Australia, New Zealand and India markets and the next-generation Swoop® system is currently available in the United States and European markets.

All of the Company’s revenue to date has been generated from sales of the Swoop® system and related services. The Company has an indirect wholly-owned subsidiary in the United Kingdom that did not have any significant operations during the three and nine months ended September 30, 2026.

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

Management believes the net proceeds from the recent offerings and borrowings, described under Note 9 – “Debt” and Note 10 – “Stockholders’ Equity”, and the Company’s anticipated revenue, provide sufficient liquidity to continue as a going concern. If additional funding is required, the Company plans to obtain working capital from either debt or equity financings from the sale of common stock, preferred stock, and/or convertible debentures. There can be no assurance that the Company will be able to obtain such working capital on acceptable terms or at all which could result in management concluding in the future that there is substantial doubt about the Company's ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other period.

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

Except for the adoption of Accounting Standard Update (“ASU”) 2025-05 as described under “Recently Issued Accounting Pronouncements Adopted” in this Note 2, there have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2025 and 2024.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. At September 30, 2026 and December 31, 2025, substantially all the Company’s cash and cash equivalents were invested in three financial institutions. The Company also maintains balances in various operating accounts above federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

For the three months ended September 30, 2026, there was one customer that represented 10% or more of total net revenue and contributed $652 of revenue. For the nine months ended September 30, 2026, there was one customer that represented 10% or more of total net revenue and contributed $1,431 of revenue. For the three months ended September 30, 2025, there were four customers that each represented 10% or more of total net revenue and contributed $884, $451, $442 and $374 of revenue, respectively. For the nine months ended September 30, 2025, there was one customer that represented 10% or more of total net revenue and contributed $884 of revenue. During the three months ended September 30, 2026 and 2025, U.S. revenue accounted for 79.9% and 75.8% of total revenue, respectively, while outside of the U.S. revenue accounted for 20.1% and 24.2% of total revenue, respectively. During the nine months ended September 30, 2026 and 2025, U.S. revenue accounted for 77.6% and 71.0% of total revenue, respectively, while outside of the U.S. revenue accounted for 22.4% and 29.0% of total revenue, respectively.

As of September 30, 2026, there were two customers that each accounted for more than 10% of the Company's total gross accounts receivable in the amount of $690 and $602, respectively. As of December 31, 2025, there were three customers that each accounted for more than 10% of the Company's total gross accounts receivable in the amount of $1,346, $1,041, and $922, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow—Scope Improvements, which is intended to improve the navigability of the guidance in Accounting Standards Codification (“ASC”) 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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

3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by product type. The Company believes that these categories best represent the payor types by nature, amount, timing and uncertainty of its revenue streams. The following table summarizes the Company’s disaggregated revenues:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Pattern of Recognition	2026	2025	2026	2025
Device	Point in time	$5,243	$2,891	$11,670	$6,541
Service	Over time	717	546	2,097	1,729
Total revenue		$5,960	$3,437	$13,767	$8,270

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

The following table provides information about receivables and deferred revenue from contracts with customers:

	September 30, 2026	December 31, 2025
Accounts receivable, net	$5,180	$5,254
Unbilled receivables - current	1,314	1,268
Unbilled receivables - noncurrent(1)	564	734
Deferred revenue	1,737	1,544
Long term deferred revenue	830	729

______________________

(1) Recorded in other long term assets in the Company’s condensed consolidated balance sheets. Unbilled receivables - non-current are based on the billing schedules for future billings beyond one year.

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

The amount of revenue recognized during the three and nine months ended September 30, 2026 that was included in the deferred revenue balance at the beginning of the period was $628 and $1,108, respectively.

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

Revenue from Leasing Arrangements

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under ASC 842, “Leases” including leases for the three and nine months ended September 30, 2026 and 2025. The Company recorded service revenue from lease arrangements of $1 and $45 for the three and nine months ended September 30, 2026, respectively, and nil and $46 for the three and nine months ended September 30, 2025, respectively. The Company records revenue from the sale of hardware devices under sales-type leases as device revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in device revenue in the condensed consolidated statements of operations and comprehensive loss and is recognized at effective rates of return over the lease term.

Costs of Obtaining or Fulfilling Contracts

The Company incurs incremental costs of obtaining contracts with customers. Incremental costs of obtaining contracts, which include commissions paid as a result of obtaining contracts with customers, are capitalized to the extent that the Company expects to recover such costs. Capitalized costs are amortized in a pattern that is consistent with the Company’s transfer to the customer of the related goods and services. Such costs are recorded in Other long term assets and were $599 and $548 as of September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026, the Company recognized $398 and $972, respectively, in expense related to the amortization of the capitalized contract costs. During the three and nine months ended September 30, 2025, the Company recognized $340 and $695, respectively, in expense related to the amortization of the capitalized contract costs.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2026 and December 31, 2025, the Company had remaining performance obligations amounting to $8,963 and $6,741, respectively. The Company expects to recognize approximately 18% of its remaining performance obligations as revenue in the remainder of fiscal year 2026, and an additional 30% in fiscal year 2027 and 52% thereafter.

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

Cash is measured at fair value on a recurring basis using Level 1 inputs. The Company had $38,650 and $36,042 of money market funds, demand deposit and savings accounts included in cash and cash equivalents and restricted cash as of September 30, 2026 and December 31, 2025, respectively. These assets were valued using quoted prices in active markets and accordingly were classified as Level 1. The Company had no assets or liabilities classified using Level 2 inputs and there were no transfers between fair value measurement levels during the three and nine months ended September 30, 2026 and 2025. Other liabilities include warrant liabilities that are measured at fair value on a recurring basis using the Black-Scholes option pricing model; these inputs are considered Level 3 inputs within the fair value hierarchy. As of September 30, 2026 and December 31, 2025, the fair value of the warrant liabilities was $1,026 and $1,730, respectively.

The key assumptions used in the Black-Scholes option pricing model to fair value the common stock warrants liability are as follows:

	September 30, 2026	December 31, 2025
Stock Price	$0.81	$0.98
Risk Free interest rate	5.02%	3.65%
Expected dividend yield	—	—
Term (years)	3.37	4.12
Expected volatility	56.33%	60.00%

5. INVENTORIES

A summary of inventories is as follows:

	September 30, 2026	December 31, 2025
Raw materials	$1,779	$2,936
Finished goods	4,599	4,154
Total inventories	$6,378	$7,090

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

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, is recorded at historical cost and consists of the following:

	September 30, 2026	December 31, 2025
Laboratory equipment	$1,027	$1,027
Research devices	2,038	1,823
Sales and marketing devices	286	400
Computer equipment	689	689
Construction in progress	373	383
Tooling	1,601	1,527
Trade show assets	295	295
Leased devices	208	181
Other	606	668
Gross property and equipment	7,123	6,993
Less: Accumulated depreciation and amortization	(5,029)	(4,444)
Property and equipment, net	$2,094	$2,549

Depreciation expense amounted to $251 and $789 for the three and nine months ended September 30, 2026, respectively. Depreciation expense amounted to $297 and $809 for the three and nine months ended September 30, 2025, respectively.

7. RIGHT-OF-USE (“ROU”) ASSETS AND LEASE LIABILITIES

The Company has operating leases for its corporate offices, including its Palo Alto, California lease agreement which was extended by an amendment in December 2025 and now expires on April 30, 2027, and a warehouse lease agreement in Guilford, Connecticut which was extended by six months in June 2025 and expired on August 31, 2026. In May 2026, the Company entered into an amended and restated lease agreement for its Guilford, Connecticut facility, effective September 1, 2026, following the expiration of the existing Guilford warehouse lease. The amended and restated lease now includes the additional office and lab space previously occupied under a short-term arrangement and extends the term through August 31, 2028, including an option to renew for an additional two-year period, and consolidates the Company’s Guilford operations under a single lease agreement. As of September 30, 2026 and December 31, 2025, operating lease ROU assets of $735 and $316, respectively, current lease liabilities of $426 and $248, respectively, and non-current lease liabilities of $309 and $66, respectively, were included in other long term assets, accrued expenses and other current liabilities, and other noncurrent liabilities on the Company's condensed consolidated balance sheets.

Rent expense recognized for the Company’s operating leases was $91 and $225 for the three and nine months ended September 30, 2026, respectively, and $67 and $199 for the three and nine months ended September 30, 2025, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $34 and $63 for the three and nine months ended September 30, 2026, respectively, and $19 and $57 for the three and nine months ended September 30, 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $227 and $203 for the nine months ended September 30, 2026 and 2025, respectively.

The weighted-average remaining lease term associated with the measurement of the Company’s operating lease obligations is 20.5 months and an annual weighted-average discount rate is 8.9%.

Maturities of lease liabilities as of September 30, 2026 are as follows:

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

Undiscounted lease payments	September 30, 2026
Remaining in 2026	$137
2027	415
2028	233
Total undiscounted payments	785
Less: imputed interest	(50)
Operating lease liabilities	$735

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Bonuses	$2,463	$2,468
Contracted services	1,520	818
Payroll and related benefits	1,109	760
Operating lease liabilities	426	248
Legal fees	379	376
Other	420	460
Total accrued expenses and other current liabilities	$6,317	$5,130

9. DEBT

On March 18, 2026 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”), as lender and collateral agent, providing for a senior secured term loan facility with an aggregate principal amount of up to $40,000. On the Closing Date, the Company borrowed $15,000. The remaining $25,000 may be borrowed prior to December 31, 2027, subject to the satisfaction of certain conditions set forth in the Loan Agreement. As of September 30, 2026, no additional amounts had been borrowed under the Loan Agreement.

Borrowings under the Loan Agreement bear interest at a variable rate equal to the prime rate plus 4.25%, with the prime rate subject to a floor of 6.50%, resulting in a minimum interest rate of 10.75%. The effective interest rate was 16.21% as of September 30, 2026. Interest is payable monthly in arrears. The term loan is payable on an interest-only basis for a period of 48 months from the Closing Date. Thereafter, principal and interest are payable in equal monthly installments through the maturity date of March 18, 2031. If certain performance milestones as specified in the Loan Agreement are satisfied, the Company may extend the interest-only period through the maturity date. The Company may prepay the term loan in full, subject to a repayment fee of 1%-3%.

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

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

The Loan Agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, asset dispositions, investments and dividends. As of September 30, 2026, the Company was in compliance with all applicable covenants.

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

The net carrying amount of the term loan was as follows:

As of September 30, 2026
Principal	$15,000
Add: accrued final payment fee	84
Less: unamortized debt discount	(1,732)
Long-term debt, net	$13,352
Current portion	$—
Long-term portion	$13,352

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

The shelf registration statement also included a prospectus supplement covering up to an aggregate of $50,000 in shares of Class A common stock that the Company could issue and sell from time to time through B. Riley Securities, Inc. (“B. Riley”), acting as its sales agent, pursuant to a sales agreement for its “at-the-market” equity program (“ATM”) that it entered into with B. Riley in November 2023 (the “Sales Agreement”). On December 29, 2025, the Company filed a new prospectus supplement covering up to an aggregate of $50,000 in shares of Class A common stock that it may issue and sell from time to time, through B. Riley and BTIG, LLC (“BTIG”) acting as its sales agents, pursuant to the amended and restated sales agreement that the Company entered into with B. Riley and BTIG on December 29, 2025 (the “Amended Sales Agreement”), for its ATM. The Amended Sales Agreement amends and restates the Sales Agreement to add BTIG as an additional sales agent. No other material terms of the ATM or Sales Agreement were amended. The offering of the Class A common stock pursuant to the prospectus supplement dated November 22, 2023 was also terminated such that no further offers or sales will be made pursuant to such prospectus supplement, effective as of December 29, 2025. Prior to the termination of the prospectus

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

supplement dated November 22, 2023, effective as of December 29, 2025, the Company had issued and sold an aggregate of 3,464,325 shares of its Class A common stock under the Sales Agreement, for total gross proceeds of $4,350, before deducting commissions and other offering expenses, and net proceeds of $4,165, after deducting such commissions and expenses. As of September 30, 2026, a total of 7,809,779 shares of the Company’s Class A common stock, for total gross proceeds of $11,667, before deducting commissions and other offering expenses, and net proceeds of $11,375, after deducting commissions and other offering expenses, were issued and sold under the Amended Sales Agreement.

No shares of the Company's Class A common stock were issued or sold under the Amended Sales Agreement during the three months ended September 30, 2026. The Company issued and sold an aggregate of 7,809,779 shares of Class A common stock under the Amended Sales Agreement during the nine months ended September 30, 2026, for gross proceeds of $11,667, before deducting commissions and other offering expenses, resulting in net proceeds of $11,375, after deducting commissions and other offering expenses.

February 2025 Common Stock and Common Stock Warrants

On February 12, 2025, the Company closed the transactions pursuant to a securities purchase agreement with certain institutional investors (the “Investors”), in which the Company issued and sold, in a registered direct offering by the Company directly to the Investors (the “February 2025 Offering”): (i) 4,511,278 shares of the Company’s Class A common stock and (ii) warrants to purchase up to 4,511,278 shares of the Company’s Class A common stock (the “February 2025 Warrants”). Each share and accompanying February 2025 Warrant were sold together at a combined offering price of $1.33. Each February 2025 Warrant has an exercise price of $1.33 and expires on the five-year anniversary of the initial issuance date. The aggregate gross proceeds to the Company from the February 2025 Offering were $6,000 before deducting the placement agent’s fees and offering expenses. The incremental issuance costs allocated to warrant liabilities were recorded as expenses in the Company's condensed consolidated statements of operations in the line item “other income (expense), net”.

During the three and nine months ended September 30, 2026, holders did not exercise any of the February 2025 Warrants.

March 2026 Common Stock Warrants

In connection with the Loan Agreement, on the Closing Date, the Company issued the Initial Warrants, which are immediately exercisable, and the Additional Warrants, which are exercisable only upon the funding of future loan tranches. The Initial Warrants and the Additional Warrants expire seven years from the Closing Date.

During the three and nine months ended September 30, 2026, holders did not exercise any of the Initial Warrants.

Equity Incentive Plans

Hyperfine, Inc. 2021 Equity Incentive Plan and Inducement Option Grant

The Company’s equity incentive plans include the Company’s 2021 Equity Incentive Plan (the “Hyperfine Plan”). The Hyperfine Plan is administered by the Company's board of directors. The board of directors may grant restricted stock and options to purchase shares either as incentive stock options or non-qualified stock options. The option grants are subject to certain terms and conditions, option periods and conditions, exercise rights and privileges as set forth in the Hyperfine Plan. Effective January 1, 2026, the number of shares available for grant increased by 3,888,869 shares pursuant to the evergreen provision in the Hyperfine Plan that provides for an automatic annual increase in the number of shares available for grant under the Hyperfine Plan equal to the lesser of (i) 4% of the number of outstanding shares of common stock on the first day of the applicable fiscal year, and (ii) an amount determined by the administrator of the Hyperfine Plan, beginning in fiscal year 2022 and ending on the second day of fiscal year 2031. As of September 30, 2026, 6,497,913 shares of common stock remain available for issuance under the Hyperfine Plan.

In addition, the Company has made an inducement option grant outside of the Hyperfine Plan in accordance with Nasdaq Listing Rule 5635(c)(4).

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

Stock option activity

The following table summarizes the changes in the Company’s outstanding stock options for the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2026	15,524,201	$1.36
Granted	683,400	$1.49
Exercised	(254,335)	$1.02
Forfeited / Cancelled / Expired	(410,683)	$1.31
Outstanding at September 30, 2026	15,542,583	$1.37

There were no stock options granted during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company granted stock options primarily to non-employee directors. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026 was $0.80.

The Company utilized the Black-Scholes option pricing model for determining the estimated fair value for service awards. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock-based awards. The assumptions used to value option grants to non-employee directors for the nine months ended September 30, 2026:

September 30, 2026
Risk Free interest rate	4.16% - 4.20%
Expected dividend yield	0%
Expected term	5.5
Expected volatility	54.04% - 54.08%

Restricted stock unit activity

The following table summarizes the changes in the Company’s outstanding restricted stock units (“RSUs”) for the nine months ended September 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	2,788,214	$0.76
Granted	4,145,678	$1.13
Released	(913,312)	$0.75
Forfeited	(197,093)	$0.89
Outstanding at September 30, 2026	5,823,487	$1.02

The Company’s stock-based compensation expenses for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$39	$30	$85	$96
Research and development	265	209	799	921
Sales and marketing	104	47	273	181
General and administrative	554	331	1,355	911
Total stock-based compensation expense	$962	$617	$2,512	$2,109

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net Loss	$(5,981)	$(11,019)	$(23,902)	$(29,662)
Numerator for Basic and Dilutive EPS – Loss available to common stockholders	$(5,981)	$(11,019)	$(23,902)	$(29,662)
Denominator:
Common Stock	106,110,069	79,028,987	101,231,610	77,613,306
Denominator for Basic and Dilutive EPS - Weighted-average common stock	106,110,069	79,028,987	101,231,610	77,613,306
Basic and dilutive net loss per share	$(0.06)	$(0.14)	$(0.24)	$(0.38)

Since the Company was in a net loss position for all periods presented, net loss per share attributable to Class A and Class B common stockholders was the same on a basic and diluted basis, as the inclusion of all common equivalent shares outstanding would have been anti-dilutive. Anti-dilutive common equivalent shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding options to purchase common stock	15,542,583	15,847,874	15,542,583	15,847,874
Outstanding RSUs	5,823,487	2,535,027	5,823,487	2,535,027
Warrants issued in connection with February 2025 Offering	4,257,419	4,511,178	4,257,419	4,511,178
Warrants issued in connection with Loan Agreement	562,500	—	562,500	—
Total anti-dilutive common equivalent shares	26,185,989	22,894,079	26,185,989	22,894,079

The Loan Agreement also provides for Additional Warrants to purchase up to an aggregate of 520,835 shares of Class A common stock, contingent on and exercisable only upon the funding of future term loan tranches under the Loan Agreement. As no additional term loan tranches had been drawn as of September 30, 2026, no shares were issuable under the Additional Warrants as of September 30, 2026, and such Additional Warrants were excluded from the table above.

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

Income taxes for the three and nine months ended September 30, 2026 are recorded at the Company’s estimated annual effective income tax rate, subject to adjustments for discrete events, if they occur. The Company’s estimated annual effective tax rate was 0% for each of the three and nine months ended September 30, 2026. The primary reconciling items between the federal statutory rate of 21% for these periods and the Company’s overall effective

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

tax rate of 0% were related to the effects of stock-based compensation, and the valuation allowance recorded against the full amount of its net deferred tax assets.

A valuation allowance is required when it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of sufficient future taxable income during the period in which the Company’s related temporary differences become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2026 and December 31, 2025 since management believes that, based on the earnings history of the Company, it is more likely than not that the benefits of these assets will not be realized.

13. RELATED PARTY TRANSACTIONS

The Company utilized and subleased office and lab space in Connecticut from 4Catalyzer Corporation (“4C”), a related party, under a month-to-month arrangement that continued through August 31, 2026. Effective September 1, 2026, the space occupied under this arrangement was incorporated into the Company's amended and restated lease agreement for its Guilford, Connecticut facility, consolidating the Company's Guilford operations under a single lease with the unrelated third-party landlord. A total of approximately $117 and $280 was paid during the three and nine months ended September 30, 2026, respectively, and a total of approximately $161 and $364 was paid during the three and nine months ended September 30, 2025, respectively.

Hyperfine entered into a Master Services Agreement (the “Master Services Agreement”) with 4C effective as of July 7, 2021 pursuant to which Hyperfine may engage 4C to provide services such as general administration, facilities, information technology, financing, legal, human resources and other services, through future statements of work and under terms and conditions to be determined by the parties with respect to any services to be provided. The Company paid an aggregate of $22 and $55 during the three and nine months ended September 30, 2026, respectively, and the Company paid an aggregate of $32 and $90 during the three and nine months ended September 30, 2025, respectively, under the Master Services Agreement. As of September 30, 2026 and December 31, 2025, there were $8 and $50 due to 4C, respectively, for expenses paid on the Company's behalf. These payables are included in due to related parties on the condensed consolidated balance sheet.

14. COMMITMENTS AND CONTINGENCIES

Commitments

The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company did not make any matching contributions to the 401(k) plan for the three and nine months ended September 30, 2026 or 2025.

During 2020 and 2021, the Company was awarded multiple grants totaling $4,910 from the Bill & Melinda Gates Foundation (“BMGF”) for the provision and equipping of sites with the Company’s portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants were designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth-related injury. All of these grants were designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021 and was completed by February 2024. In May 2023, the Company was awarded an additional $3,354 grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. In November 2025, the Company was awarded an additional $3,662 grant from the BMGF to support continued technical innovation using its AI-powered portable MRI platform, with a focus on neonatal brain imaging and objective assessment of neurodevelopment in resource-constrained settings, with funding extending to March 2028. The funds were accounted for as restricted cash with a corresponding credit to deferred grant funding. Any grant funds, plus any interest income, that have not been used for, or committed to, the project must be returned promptly to the BMGF upon expiration of or termination of the agreement. During the three and nine months ended September 30, 2026, the Company completed and fulfilled grant deliverables and milestones amounting to $509 and $1,590, respectively, and received cash grant funding of nil and $1,415, respectively. As of September 30, 2026, the Company recorded restricted cash of $778 with an offset to deferred grant funding in the Company's condensed consolidated balance

HYPERFINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(all amounts are in thousands, except share and per share amounts)

sheet. As of September 30, 2026 and December 31, 2025, there were no grant fund amounts that were required to be returned under the terms of the project.

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

All of the Company’s long-lived assets are located in the United States. Non-U.S. revenue is attributed to revenue from customers located in foreign countries. Other than revenue recognized in non-U.S. countries of $1,198 and $3,083 for the three and nine months ended September 30, 2026, respectively, and $831 and $2,397 for the three and nine months ended September 30, 2025, respectively, all of the revenues during these periods were earned in the United States. Since the Company has a single reportable segment, all required financial segment information is provided in the condensed consolidated financial statements.

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and has determined that there were no subsequent events required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the year ended December 31, 2025 contained in our 2025 Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” sections of our 2025 Annual Report on Form 10-K, and of this Quarterly Report on Form 10-Q, as updated and/or supplemented in subsequent filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. Unless the context otherwise requires, references to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Hyperfine, Inc. and its consolidated subsidiaries. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, present the financial position and results of operations of Hyperfine, Inc. and its wholly owned subsidiaries.

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

The demand for MR imaging has been increasing due to the aging population and the rising prevalence of neurological, neurodegenerative, and cardiovascular conditions, and also the trends towards decentralized healthcare in mature, as well as low- and middle-income countries. Healthcare professionals and insurers recognize MR imaging as an effective, non-invasive diagnostic tool for evaluating and ongoing monitoring of patients at risk of or with neurological conditions. The Swoop® system is the next-generation brain imaging scanner designed to increase access to MRI in a cost-effective and workflow efficient manner. We believe our market opportunity is significant considering the multiple sites of care where the Swoop® system brings clinical and economic value. We estimate in the United States alone that our total addressable market for Swoop® system device placements is more than $16 billion. As adoption of our portable imaging technology expands, we believe AI-enabled workflows may help extend timely brain imaging beyond traditional medical settings and uses, potentially supporting applications in preventive care, routine monitoring, and emerging areas of brain health and wellness.

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

In August 2026, we received FDA clearance for the latest Optive AI™ software update for the Swoop® system. This software enhancement expands the Swoop® system's clinical utility through improved image quality across imaging sequences, user interface and workflow enhancements designed to simplify system operation, and a new isotropic T1 imaging sequence. The software update also includes advanced noise correction capabilities intended to deliver clearer and more consistent images across a range of care environments.

Outside of the United States, the first-generation Swoop® system has received marketing authorization for brain imaging in several countries, including the European Union (“CE Mark”), the United Kingdom (UK Conformity Assessment (“UKCA Mark”)), Canada, Australia, New Zealand and India. In October 2024 and February 2025, we received CE Mark and UKCA Mark approval for the ninth-generation of software, respectively. In August 2025, we received both CE Mark and UKCA Mark approvals for our Optive AI™ software. In March 2026, we achieved an important milestone and received both CE Mark and UKCA Mark approval for both the next-generation Swoop® scanner and the eleventh-generation Optive AI™ software. In October 2026, we received CE Mark and UKCA Mark approvals for the latest Optive AI™ software. In December 2025, we received regulatory approval in India from the Central Drugs Standard Control Organization (“CDSCO”), authorizing commercialization of the first-generation Swoop® system throughout India.

Key Performance Metrics

Management reviews and analyzes several key performance measures, including total revenues and total Swoop® system units sold. These measures are reviewed and analyzed to evaluate our business performance, identify trends affecting our business, allocate capital, and make strategic decisions.

Total revenues were $6.0 million and $13.8 million for the three and nine months ended September 30, 2026, respectively, as compared to revenue of $3.4 million and $8.3 million for the three and nine months ended

September 30, 2025, respectively, primarily driven by an increase in units sold and an increase in average selling price. See “Results of Operations - Sales” below for further information. Total Swoop® system units sold were 14 units and 36 units for the three and nine months ended September 30, 2026, respectively, as compared to 8 units and 22 units for the three and nine months ended September 30, 2025, respectively. Our revenue growth reflects accelerated commercial adoption, continued growth in our installed base and service revenue, expansion into neurology offices and other outpatient settings, broader adoption across sites within hospitals and health systems, growth in international markets and higher average selling prices driven by the mid-2025 launch of our next-generation Swoop® system powered by Optive AI™ software.

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

Expand sales in international markets

The countries outside of the United States in which we are commercializing our first-generation Swoop® system include Canada, certain European and Middle Eastern markets, Australia, New Zealand and India. We obtained a Medical Device License issued by Health Canada, UKCA Mark in the United Kingdom, CE Mark in the EU, and regulatory authorization in Australia and New Zealand. The Swoop® system CE Mark and UKCA Mark approval of the ninth-generation AI-powered Swoop® system software in October 2024 and February 2025, and CE Mark and UKCA Mark approval for our Optive AITM software in August 2025, enable a broader international commercial expansion of the Swoop® system, bringing cutting-edge brain imaging technology to new global markets. The Swoop® system received CE Mark and UKCA Mark approval in March 2026 for both the next-generation Swoop® scanner and the eleventh-generation Optive AI™ software, enabling commercialization in Europe of the exceptional low-field MRI image quality recently commercialized in the United States. Further, we are executing on a global expansion strategy, broadening access to MR brain imaging in regions with large populations, low penetration of MRI, and significant unmet healthcare needs. In December 2025, we received regulatory approval in India from the CDSCO, authorizing commercialization of the first-generation Swoop® system throughout India.

Our commitment to the vision of providing affordable and accessible imaging that enables earlier detection and timely management of health conditions worldwide is furthermore advanced by grant funding from the Bill and

Melinda Gates Foundation (“BMGF”). Through our engagement with the BMGF, we have deployed the Swoop® system in low-middle income settings without readily-accessible MRI technology. During 2020 and 2021, we were awarded multiple grants totaling $4.9 million from the BMGF for the provision and equipping of sites with our portable MR brain imaging system to enable the performance of a multi-site study focused on optimizing diagnostic image quality. These grants were designed to provide data to validate the use of the Swoop® system in measuring the impact of maternal anemia, malnutrition, infection and birth-related injury. These grants were designed to support the deployment of a total of 25 Swoop® system devices and other services to investigators, which commenced in the spring of 2021 and was completed by February 2024. In May 2023, we were awarded an additional $3.4 million grant from the BMGF to continue to develop a scalable approach to measuring neurodevelopment via low-field MRI in neonates, infants, and young children in low-to-middle income countries through February 2026. In November 2025, we were awarded a further $3.7 million grant from the BMGF to support continued technical innovation using our AI-powered portable MRI platform, with a focus on neonatal brain imaging and objective assessment of neurodevelopment in resource-constrained settings through March 2028. This funding supports ongoing collaboration with academic and clinical partners to advance AI-based image processing and analysis capabilities designed to improve image quality and diagnostic reliability in neonatal and early childhood imaging. During the three and nine months ended September 30, 2026, we completed and fulfilled grant deliverables and milestones amounting to $0.5 million and $1.6 million, respectively.

Results of Operations

The following is a discussion of our results of operations for the periods shown below, and our accounting policies are described under "Summary of Significant Accounting Policies" in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Comparison of the three and nine months ended September 30, 2026 and 2025 ($ Amounts shown in tables in thousands)

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
($ Amounts in thousands)	2026	2025	%	2026	2025	%
Sales
Device	$5,243	$2,891	81.4%	$11,670	$6,541	78.4%
Service	717	546	31.3%	2,097	1,729	21.3%
Total sales	$5,960	$3,437	73.4%	$13,767	$8,270	66.5%
Cost of Sales
Device	$2,290	$1,328	72.4%	$5,539	$3,410	62.4%
Service	288	261	10.3%	887	801	10.7%
Cost of sales	$2,578	$1,589	62.2%	$6,426	$4,211	52.6%
Gross profit	3,382	1,848	83.0%	7,341	4,059	80.9%
Operating expenses:
Research and development	$3,913	$4,048	(3.3)%	$11,623	$13,626	(14.7)%
General and administrative	4,051	4,152	(2.4)%	12,088	12,219	(1.1)%
Sales and marketing	2,675	2,568	4.2%	7,914	7,631	3.7%
Total operating expenses	$10,639	$10,768	(1.2)%	$31,625	$33,476	(5.5)%
Loss from operations	(7,257)	(8,920)	(18.6)%	(24,284)	(29,417)	(17.4)%
Interest income	291	187	55.6%	817	743	10.0%
Interest expense	(549)	—	NM	(1,165)	—	NM
Change in fair value of warrant liabilities	1,516	(2,303)	NM	704	(639)	NM
Other income (expense), net	18	17	NM	26	(349)	NM
Loss before provision for income taxes	$(5,981)	$(11,019)	(45.7)%	$(23,902)	$(29,662)	(19.4)%
Provision for income taxes	—	—	NM	—	—	NM
Net loss and comprehensive loss	$(5,981)	$(11,019)	(45.7)%	$(23,902)	$(29,662)	(19.4)%

NM - Not meaningful

Sales

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Device	$5,243	$2,891	$2,352	81.4%	$11,670	$6,541	$5,129	78.4%
Service	717	546	171	31.3%	2,097	1,729	368	21.3%
Total sales	$5,960	$3,437	$2,523	73.4%	$13,767	$8,270	$5,497	66.5%

Device sales increased by $2.4 million, or 81.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven primarily by an increase in units sold and an increase in average selling price.

Service sales increased by $0.2 million, or 31.3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven primarily by continued growth in the installed base.

Device sales increased by $5.1 million, or 78.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven primarily by an increase in units sold and an increase in average selling price.

Service sales increased by $0.4 million, or 21.3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven primarily by continued growth in the installed base.

Cost of sales

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Device	$2,290	$1,328	$962	72.4%	$5,539	$3,410	$2,129	62.4%
Service	288	261	27	10.3%	887	801	86	10.7%
Total cost of sales	$2,578	$1,589	$989	62.2%	$6,426	$4,211	$2,215	52.6%
Cost of sales as percentage of revenue	43.3%	46.2%			46.7%	50.9%
Gross margin	56.7%	53.8%			53.3%	49.1%

Cost of device sales increased by $1.0 million, or 72.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was driven primarily by increased costs associated with higher sales volume.

Cost of service sales was relatively flat for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Cost of device sales increased by $2.1 million, or 62.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was driven primarily by increased costs associated with higher sales volume.

Cost of service sales was relatively flat for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Gross profit and gross margin

Gross profit increased by $1.5 million, or 83.0%, to $3.4 million for the three months ended September 30, 2026, compared to $1.8 million for the three months ended September 30, 2025. Gross margin increased to 56.7% for the three months ended September 30, 2026 from 53.8% for the three months ended September 30, 2025. The increase in gross margin was primarily attributable to higher sales volumes and average selling prices, which outpaced growth in cost of sales.

Gross profit increased by $3.3 million, or 80.9%, to $7.3 million for the nine months ended September 30, 2026, compared to $4.1 million for the nine months ended September 30, 2025. Gross margin increased to 53.3% for the nine months ended September 30, 2026 from 49.1% for the nine months ended September 30, 2025. The increase in gross margin was primarily attributable to higher sales volumes and average selling prices, which outpaced growth in cost of sales.

Research and development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Research and development	$3,913	$4,048	$(135)	(3.3)%	$11,623	$13,626	$(2,003)	(14.7)%

Research and development expenses were relatively flat for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Research and development expenses decreased by $2.0 million, or 14.7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was driven primarily by a $1.1 million decrease in salaries and benefits, including stock-based compensation, due to lower headcount and a $0.9 million increase in grant fulfillment credits.

General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
General and administrative	$4,051	$4,152	$(101)	(2.4)%	$12,088	$12,219	$(131)	(1.1)%

General and administrative expenses decreased by $0.1 million, or 2.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease was driven primarily by a $0.5 million decrease in allowance for credit losses, partially offset by a $0.4 million increase in salaries and benefits, including stock-based compensation.

General and administrative expenses decreased by $0.1 million, or 1.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was driven primarily by a $0.8 million decrease in allowance for credit losses, partially offset by a $0.7 million increase in salaries and benefits, including stock-based compensation.

Sales and marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Sales and marketing	$2,675	$2,568	$107	4.2%	$7,914	$7,631	$283	3.7%

Sales and marketing expenses were relatively flat for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Sales and marketing expenses were relatively flat for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Loss from operations

Loss from operations decreased by $1.7 million, or 18.6%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The improvement reflected an 83.0% increase in gross profit, while total operating expenses decreased by 1.2%, as sales growth and gross margin expansion outpaced operating expenses.

Loss from operations decreased by $5.1 million, or 17.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The improvement reflected an 80.9% increase in gross profit and a 5.5% decrease in total operating expenses, including lower research and development expenses, as sales growth and gross margin expansion outpaced operating expenses.

Interest income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Interest income	$291	$187	$104	55.6%	$817	$743	$74	10.0%

Interest income was relatively flat for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Interest income was relatively flat for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Interest expense	$(549)	$—	$(549)	NM	$(1,165)	$—	$(1,165)	NM

Interest expense increased by $0.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven primarily by interest incurred on the Loan Agreement (as defined below) entered into in March 2026, including stated interest and non-cash amortization of debt discount and issuance costs.

Interest expense increased by $1.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven primarily by interest incurred on the Loan Agreement entered into in March 2026, including stated interest and non-cash amortization of debt discount and issuance costs.

Change in fair value of warrant liabilities

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Change in fair value of warrant liabilities	$1,516	$(2,303)	$3,819	NM	$704	$(639)	$1,343	NM

Change in fair value of warrant liabilities increased by $3.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was driven by non-cash change in fair value of warrant liabilities related to warrants issued in connection with the February 2025 Offering.

Change in fair value of warrant liabilities increased by $1.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was driven by non-cash change in fair value of warrant liabilities related to warrants issued in connection with the February 2025 Offering.

Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Other income (expense), net	$18	$17	$1	NM	$26	$(349)	$375	NM

Other income (expense), net was relatively flat for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Other income (expense), net increased by $0.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was mainly driven by financing costs allocated to warrant liabilities during the nine months ended September 30, 2025.

Liquidity and Capital Resources

We have funded our operations primarily with proceeds from the issuance of common stock, preferred stock, and warrants and the establishment of a debt facility. We have incurred significant cash burn and recurring net losses, which include a net loss of $6.0 million and $23.9 million for the three and nine months ended September 30, 2026, respectively, and an accumulated deficit of $353.9 million as of September 30, 2026. As of September 30, 2026, we had cash and cash equivalents of $37.9 million. As we continue to invest in research and development of our products and sales and marketing, we expect to continue to incur negative cash flows from operations and recurring net losses for the foreseeable future until such time that our product and services sales generate enough gross profit to cover our operating expenses. However, we can provide no assurance that our product and service sales will generate a net profit in the future or that our cash resources will be sufficient to continue our commercialization and development activities.

In November 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC pursuant to which we registered for sale up to $150 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. The Shelf Registration Statement also included a prospectus covering up to an aggregate of $50.0 million in shares of Class A common stock that we could issue and sell from time to time, through B. Riley Securities, Inc. (“B. Riley”), acting as our sales agent, pursuant to the sales agreement (the “Sales Agreement”) for our “at-the-market” equity program (“ATM”). In December 2025, the Sales Agreement with B. Riley was amended and restated (the “Amended Sales Agreement”) to add BTIG, LLC (“BTIG”) as an additional sales agent and we filed a new prospectus supplement covering up to an aggregate of $50.0 million in shares of Class A common stock that we may issue and sell from time to time, through B. Riley and BTIG acting as our sales agents. The offering of our Class A common stock pursuant to the prospectus supplement dated November 22, 2023 was also terminated such that no further offers or sales will be made pursuant to such prospectus supplement, effective as of December 29, 2025. We are not obligated to make any sales of Class A common stock under the ATM. Prior to the termination of the prospectus supplement dated November 22, 2023, effective as of December 29, 2025, we had issued and sold an aggregate of 3,464,325 shares of our Class A common stock under the Sales Agreement, for total gross proceeds of $4.4 million, before deducting commissions and other offering expenses, and net proceeds of $4.2 million, after deducting such commissions and expenses. As of September 30, 2026, an aggregate of 7,809,779 shares of Class A common stock had been issued and sold under the Amended Sales Agreement, for gross proceeds of $11.7 million, before deducting commissions and other offering expenses, resulting in net proceeds of $11.4 million, after deducting commissions and other offering expenses. We issued and sold an aggregate of 7,809,779 shares of Class A common stock under the Amended Sales Agreement during the nine months ended September 30, 2026, for gross proceeds of $11.7 million, before deducting commissions and other offering expenses, resulting in net proceeds of $11.4 million, after deducting commissions and other offering expenses. No shares of our Class A common stock were issued or sold under the Amended Sales Agreement during the three months ended September 30, 2026.

On November 9, 2026, we plan to file a shelf registration statement on Form S-3 with the SEC to replace our existing shelf registration statement on Form S-3 (File No. 333-275449), which was declared effective on November 22, 2023 and is scheduled to expire on November 22, 2026 (the “Prior Shelf”), pursuant to which we expect to register for sale up to $150.0 million of any combination of our Class A common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine (the “2026 Shelf”), which is the same aggregate amount registered under the Prior Shelf. The 2026 Shelf is expected to include a prospectus supplement covering up to an aggregate of $50.0 million in shares of Class A common stock, which amount is included within, and not in addition to, the $150.0 million registered under the 2026 Shelf, that we may issue and sell from time to time, through B. Riley and BTIG, acting as our sales agents, pursuant to the Amended Sales Agreement, consistent with the at-the-market program under the Prior Shelf. Upon effectiveness of the 2026 Shelf, the Prior Shelf will be deemed terminated and will no longer be available for sales of securities.

On February 12, 2025, we closed the transactions pursuant to a securities purchase agreement with certain institutional investors (the “Investors”), in which we issued and sold, in a registered direct offering directly to the Investors (the “February 2025 Offering”): (i) 4,511,278 shares of our Class A common stock and (ii) warrants to purchase up to 4,511,278 shares of our Class A common stock (the “February 2025 Warrants”). Each share and accompanying February 2025 Warrant were sold together at a combined offering price of $1.33. The aggregate gross proceeds from the February 2025 Offering were $6.0 million before deducting the placement agent’s fees and offering expenses, and the net proceeds were $5.2 million, after deducting the placement agent's fees and offering expenses.

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

Borrowings under the term loan bear interest at a variable rate equal to the prime rate plus 4.25%, subject to a minimum interest rate of 10.75%. The term loan provides for interest-only payments for 48 months from the Closing Date, followed by equal monthly payments of principal and interest through the maturity date of March 18, 2031. Our obligations under the Loan Agreement are guaranteed by our wholly owned subsidiaries and are secured by substantially all of our assets, subject to customary exceptions, including that intellectual property is excluded from the collateral at closing and until the first funding of any additional loan tranche following the Closing Date. The Loan Agreement contains customary affirmative and negative covenants, including limitations on additional indebtedness and certain other transactions. As of September 30, 2026, we were in compliance with all applicable covenants.

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

Cash

As of September 30, 2026, we had cash and cash equivalents of $37.9 million. Our future capital requirements may vary from those currently planned and will depend on various factors including further development costs, commercialization strategy, regulatory developments, supply constraints, manufacturing costs and international expansion. If we need additional funds and are unable to obtain funding on a timely basis, we may need to curtail significantly our product development and commercialization efforts to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash used in operating activities	$(22,359)	$(22,741)
Net cash used in investing activities	(293)	(1,122)
Net cash provided by financing activities	25,260	8,220
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,608	$(15,643)

Net cash used in operating activities

For the nine months ended September 30, 2026, net cash used in operating activities of $22.4 million was due primarily to a net loss of $23.9 million and changes in operating assets and liabilities of $1.3 million, partially offset by non-cash items of $2.8 million. Non-cash items were primarily stock-based compensation expense of $2.5 million, depreciation expense of $0.8 million and amortization of debt discount and issuance costs of $0.2 million, partially offset by gain on change in fair value of warrant liabilities of $0.7 million. Changes in operating assets and liabilities were driven primarily by a decrease in accounts payable of $2.4 million, an increase in prepaid expenses and other current assets of $1.0 million primarily related to the timing of annual insurance premium renewals, and a decrease in deferred grant funding of $0.2 million, partially offset by an increase in accrued expenses and other current liabilities of $1.0 million reflecting the timing of annual employee bonus payments, a decrease in inventory of $0.7 million, a decrease in other long-term assets of $0.3 million, and an increase in deferred revenue of $0.3 million.

For the nine months ended September 30, 2025, net cash used in operating activities of $22.7 million was due primarily to a net loss of $29.7 million, partially offset by non-cash items of $3.7 million and changes in operating assets and liabilities of $3.2 million. Non-cash items were primarily stock-based compensation expense of $2.1 million, depreciation expense of $0.8 million, loss on change in fair value of warrant liabilities of $0.6 million and loss on disposal of property and equipment of $0.1 million. Changes in operating assets and liabilities were driven primarily by an increase in accounts payable of $2.1 million, a decrease in accounts receivable and unbilled receivables of $2.0 million and an increase in deferred grant funding of $0.4 million, partially offset by an increase in prepaid expenses and other current assets of $0.8 million, an increase in inventory of $0.2 million, a decrease in accrued expenses and other current liabilities of $0.2 million, and a decrease in deferred revenue of $0.1 million.

Net cash used in investing activities

For the nine months ended September 30, 2026, net cash used in investing activities of $0.3 million was from fixed assets purchased.

For the nine months ended September 30, 2025, net cash used in investing activities of $1.1 million was from fixed assets purchased.

Net cash provided by financing activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $25.3 million which consisted primarily of proceeds from issuance of debt net of debt issuance costs of $13.6 million, proceeds from the issuance of Class A common stock under the Amended Sales Agreement of $11.4 million and proceeds from stock option exercises of $0.3 million.

For the nine months ended September 30, 2025, net cash provided by financing activities was $8.2 million which consisted primarily of proceeds from the issuance and sale of the shares and warrants in the February 2025 Offering, net of offering discounts and other costs of $5.2 million, net proceeds from the issuance of Class A common stock under the Sales Agreement of $2.9 million and proceeds from stock option exercises of $0.1 million.

Contractual obligations

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. We did not make any matching contributions to the 401(k) plan for the three and nine months ended September 30, 2026 or 2025.

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

We had no other significant contractual obligations as of September 30, 2026.

For information on contingencies, refer to Note 14 in the notes to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 included elsewhere in this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2026 and 2025 included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Our cash, cash equivalents and restricted cash as of September 30, 2026 consisted of $38.7 million in money market funds, demand deposit and savings accounts. Such interest-earning instruments carry a degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents. Based on our balance sheet position at September 30, 2026, the annualized effect of a 0.5 percentage point decrease in interest rates would be to decrease earnings before income taxes by $0.2 million.

In March 2026, we entered into a $15.0 million variable-rate term loan bearing interest at the prime rate plus 4.25 percentage points, subject to a prime rate floor of 6.50 percentage points, resulting in a minimum interest rate of 10.75%. As of September 30, 2026, the outstanding principal balance was $15.0 million. Based on our balance sheet position at September 30, 2026, a 0.5 percentage point increase in the prime rate above the floor would increase annual interest expense on the term loan by approximately $0.1 million. We do not currently use interest rate hedging instruments to manage this exposure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors described under the caption “Risk Factors” in our 2025 Annual Report on Form 10-K. Except as set forth below, there have been no material changes in our risk factors from those described in our 2025 Annual Report on Form 10-K. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

We could fail to maintain the listing of our Class A common stock on Nasdaq, which could seriously harm the liquidity of our shares and our ability to raise capital or complete a strategic transaction.

The Nasdaq Stock Market has established continued listing requirements, including a requirement to maintain a minimum closing bid price of at least $1.00 per share. On September 17, 2026, we received a written notice from the Listing Qualifications Department of Nasdaq notifying us that, because the closing bid price for our Class A common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer met the minimum bid price requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The notice has no immediate effect on the listing or trading of our Class A common stock. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180-calendar day period, or until March 16, 2027 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. The Bid Price Requirement will be met if our Class A common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day period, unless Nasdaq exercises its discretion to extend such 10‑day period. If we do not regain compliance by the Compliance Date, we may be eligible for an additional 180-calendar day period, subject to satisfying the conditions in the applicable Nasdaq Listing Rules. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement within the 180-calendar day compliance period provided by Nasdaq rules or maintain compliance with other Nasdaq requirements in the future. If we are not able to maintain compliance with Nasdaq requirements, our Class A common stock may be delisted from Nasdaq, which could have a material adverse effect on us and our stockholders, including by reducing the liquidity of our shares and having a material adverse effect on our ability to raise capital or complete a strategic transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2026, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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

HYPERFINE, INC.
Date: November 9, 2026	By: /s/ Maria Sainz
Maria Sainz
President and Chief Executive Officer

Date: November 9, 2026	By: /s/ Brett Hale
Brett Hale
Chief Administrative Officer, Chief Financial Officer, Treasurer and Corporate Secretary